Form 10-K
period 2003-01-03
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2003-04-02
CIK 1174802, 916536

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2003

      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
      __________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
           (Exact Name of Registrants as specified in their charters)

                Delaware                                 43-1523951
                Missouri                                 33-1006528
        (State of Organization)             (I.R.S. employer identification no.)

 300 John Q. Hammons Parkway, Ste. 900
         Springfield, Missouri                               65806
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). YES | | NO |X|

                                     PART I

ITEM 1.  BUSINESS.

         We use the terms we, us, our and other similar references to mean John
Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only.

OVERVIEW

         We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 47 hotels located in 20 states, containing 11,629 guest rooms or suites. We also manage nine additional hotels located in five states, containing 2,075 guest rooms or suites. The majority of these existing 56 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located near a state capitol, university, convention center, corporate headquarters, office park or other stable demand generator.

         We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups, conventions and leisure travelers. Our in-house design staff individually designed each of our hotels and most contain an expansive multi-storied atrium, large indoor water fountains, lush plantings and comfortable lounge areas. In addition, our hotels typically include exterior meeting facilities that can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 17 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 18 Holiday Inn hotels are affordably priced and designed to attract value-conscious leisure travelers desiring quality accommodations. In addition, we own or manage 17 hotels operating under leading brands including Marriott, Radisson, Sheraton, Hampton Inn and Suites and Homewood Suites, as well as three independent hotels and one non-franchise resort hotel.

         We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our executive team. Six regional vice presidents supervise a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

         We currently have no hotels under construction, and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, prospects and financial position. These statements contain the words "believes," "anticipates," "estimates," "expects," "projects," "intends," "may," "will," and similar words. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following:

         -        general economic conditions;

         -        competition;

         - changes in operating costs, particularly energy, insurance and labor costs;

         - unexpected events, such as the September 11, 2001 terrorist attacks;

         - risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;

         -        seasonality of the hotel business;

         -        cyclical over-building in the hotel and leisure industry;

         - requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions; and

         -        costs of complying with environmental laws.

         These risks are uncertainties and, along with the risk factors discussed below, should be considered in evaluating any forward looking statements contained in this Form 10-K.

         We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

RISKS RELATING TO OUR BUSINESS

         WE MAY BE ADVERSELY AFFECTED BY THE LIMITATIONS IN OUR FRANCHISE AGREEMENTS.

         Approximately 90% of our hotels operate pursuant to franchise agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time. Compliance with any such new standards could cause us to incur significant expenses or capital expenditures.

         If we do not comply with standards or terms of the franchise agreements, our franchise licenses could be cancelled after the applicable cure period. While none of our franchisors has ever terminated or failed to renew one of our agreements, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

         Our current franchise agreements terminate at various times and have differing remaining terms. Although some are subject to renewal, many of our franchise agreements are set to expire before the notes mature. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Significant unexpected capital expenditures could adversely affect our cash flow and our ability to make payments on our indebtedness, including our notes.

         MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

         Through his ownership of all of our general partner's Class B Common Stock, and 269,100 shares of our general partner's Class A Common Stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of our LP Units, representing 75.94% of our total Partnership units, he will decide any matters submitted to a vote of our partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and our other shareholders or holders of our notes. In addition, Mr. Hammons, as the holder of all of our LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing or some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

         Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his in-house development costs for new hotels in exchange for the opportunity to manage the hotels and to purchase them under certain circumstances; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) supplements the compensation of two employees of our general partner; and (9) owns the real estate underlying three of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr.

Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible that the market price of our general partner's stock and the rating of our debt could be affected.

         WE DEPEND ON CERTAIN KEY MEMBERS OF OUR GENERAL PARTNER'S EXECUTIVE MANAGEMENT.

         We are dependent on certain key members of our general partner's executive management, a loss of whose services could have a material effect on our business and future operations. Some of our executive officers, including our general partner's president, Lou Weckstein, spend a portion of their time performing services for Mr. Hammons unrelated to our business.

         COMPLIANCE WITH ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and governmental agencies have the authority to require an owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral. Under environmental laws, courts and government agencies also have the authority to require a person who sent waste to a waste disposal facility, like a landfill or an incinerator, to pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. Court decisions have established that third parties may recover damages for injury caused by contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

         We could be responsible for the costs discussed above if one or more of our properties are found to be contaminated or to have caused contamination. The costs to clean up contaminated property, to defend against a claim or to comply with environmental laws, could be material and could affect our financial performance. In addition, under the laws of many states, contamination on a property may give rise to a lien on the property for cleanup costs. In several states, this lien has priority over all existing liens including those of existing mortgages.

         Real property pledged as security to a lender may be subject to unforeseen environmental liabilities. Historic uses of some of our properties have involved industries or businesses which could have used or produced hazardous materials or generated hazardous waste. In the regular course of business, our hotels might use and store small quantities of paints, paint thinners, lubricants, pool supplies, and commercial cleaning compounds which, in some instances, may be subject to federal and state regulations. Small quantities of waste oil, medical waste, and other waste materials may also be generated at some of our properties. Additionally, some of our properties contain or may have contained underground or above ground storage tanks which are regulated by federal, state and local environmental laws.

         All of our properties have been subject to environmental site assessments, or ESAs, prepared by independent third-party professionals. These ESAs were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the ESAs before we acquired or built most of our hotels to help us identify whether we might be responsible for clean-up costs or other environmental liabilities. The ESAs on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of the properties.

         ASPECTS OF OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN GOVERNMENT REGULATIONS MAY HAVE SIGNIFICANT EFFECTS ON OUR BUSINESS.

         A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

         Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

         MOISTURE RELATED ISSUES RELATED TO DEFECTIVE WINDOWS AT SOME OF OUR PROPERTIES HAVE AFFECTED OUR OPERATING RESULTS, AND, IF THE PROBLEMS ARE MORE WIDESPREAD THAN CURRENTLY APPARENT, COULD ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

         We discovered water intrusion through defective windows at some of our hotels. The sealant at the base of the windows provided by several manufacturers had shrunk. This shrinkage allowed moisture into the space between the exterior and interior walls. Because of the Exterior Finish Insulation Systems, or EFIS, used in the construction of our hotels, there is no escape path for any moisture that does leak in. The EFIS construction provides a "stucco" finish and is commonly used throughout the lodging industry. We conducted an inspection of all of our properties, and found shrinkage at 16 hotels, of which 14 had sustained water intrusion damage related to the moisture, including six hotels with severe damage.

         We are pursuing claims against the window manufacturers and our insurance carrier. The insurance carrier has denied coverage on a portion of our claims and we have filed suit to enforce our claim. One window manufacturer is in the process of repairing its windows and two others have agreed to do so. The remaining two manufacturers have told us that they will not cover the costs of window repair or replacement. We intend to vigorously pursue our claims against the insurance company and the window manufacturers, but there is no assurance that we will prevail.

         We have paid or reserved all costs incurred and expected to be incurred in connection with the 16 hotels at which we discovered problems. Virtually all of our properties include the same type of windows. While we have found no evidence of any water damage in any other locations, problems could develop with the windows in other hotels in the future. If such problems were to become widespread, and we were unable to collect from the manufacturers or our insurance carrier, the cost would be significant and could adversely impact our cash flow and results of operations.

RISKS RELATED TO OUR DEBT

         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL
HEALTH.

         We have a substantial amount of indebtedness. As of January 3, 2003, we had total indebtedness of $806.3 million. Our substantial indebtedness could, among other things:

         - make it more difficult for us to satisfy our obligations under our notes;

         - increase our vulnerability to general adverse economic and industry conditions;

         - limit our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements;

         - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital and other expenditures;

         - limit our flexibility in planning for, or reacting to, changes in our business and industry;

         - place us at a competitive disadvantage compared to our competitors that have less debt; and

         - along with the financial and other restrictive covenants in our indebtedness, limit, among other things, our ability to borrow additional funds.

          THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US, WHICH REDUCE OPERATIONAL FLEXIBILITY AND CREATE DEFAULT RISKS.

         The documents governing the terms of our notes and some of the mortgage debt on our properties that are not part of the collateral hotels contain covenants that place restrictions on us and certain of our activities, including:

         -        acquisitions, mergers and consolidations;

         -        the incurrence of additional indebtedness;

         -        the incurrence of liens;

         -        capital expenditures;

         -        the payment of dividends; and

         -        transactions with affiliates.

         The restrictive covenants in the indenture and the documents governing our mortgage debt reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. In addition, certain covenants in the mortgage debt documents for some of the non-collateral hotel properties require us to meet financial performance tests. Our failure to comply with these restrictive covenants constitutes an event of default that, if not cured or waived, could result in the acceleration of the debt which we may be unable to repay.

         TO SERVICE OUR INDEBTEDNESS, WE REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

         THE COLLATERAL FOR OUR NOTES MAY NOT BE ADEQUATE.

         We do not have recent appraisals of our hotels. There can be no assurance that the proceeds from any sale of collateral would be sufficient to satisfy the amounts due on our notes and under the first mortgages on two of our hotels. To the extent that proceeds from any sale of collateral would be insufficient to satisfy the amounts due on our notes, holders of the notes would become our general unsecured creditors with respect to our other assets. Three of the collateral hotels are subject to ground leases, and in the event of foreclosure, the trustee under the indenture governing our notes would be required to comply with the terms of such ground leases, including payment of rent and terms that may restrict the trustee's ability to dispose of a hotel following foreclosure. In addition, we may enter into hedging arrangements relating to interest rates and currency exchange rates which may be secured by the collateral that secures our notes.

         Mr. Hammons has agreed to contribute a total of up to $195.0 million to us in the event that the proceeds from the sale of the collateral are insufficient to satisfy the amounts due under the notes. No assurances can be given that we or the trustee for our notes will be able to collect all or any portion of such amounts. In addition, this obligation will terminate upon Mr. Hammons' death.

         WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

         We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the nine hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

         UNDER CERTAIN CIRCUMSTANCES, BANKRUPTCY RULES MAY IMPAIR RIGHTS OF HOLDERS OF OUR NOTES IN THE COLLATERAL.

         The right of the trustee under the indenture and related documents to foreclose upon and sell the collateral after an event of default is likely to be significantly impaired if a bankruptcy case were to be commenced by or against us. Under applicable federal bankruptcy law, secured creditors cannot repossess their security from a debtor in a bankruptcy case, or dispose of security repossessed from the debtor, without bankruptcy court approval. The debtor also is generally permitted to use collateral, including, with bankruptcy court approval, cash collateral, provided, generally, that the secured creditor is given "adequate protection."

         The meaning of the term "adequate protection" may vary according to the circumstances. It is intended in general to protect the value of the secured creditor's interest in the collateral. If the bankruptcy court determines that the value of the collateral decreased as a result of the stay or the debtor's use of the collateral during the bankruptcy case, the court could order cash payments or additional security.

         In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict if payments under our notes would be made during a bankruptcy case, whether or when the trustee could foreclose upon or sell the collateral or whether or to what extent you would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection." Furthermore, in the event the bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on our notes, the note holders would hold "undersecured claims." Federal bankruptcy law does not permit the payment and/or accrual of interest, costs and attorneys' fees for "undersecured claims" during a bankruptcy case.

         WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

         Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of our notes. It is possible, however, that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes. Our failure to repurchase any of the notes would be a default under the indenture and under the mortgages on certain of the non-collateral hotels.

RISKS RELATED TO THE LODGING INDUSTRY

         THE LODGING INDUSTRY IS HIGHLY COMPETITIVE.

         Competitive factors in the lodging industry include, among others, reasonableness of room rates, quality of accommodations, service levels and convenience of locations. We generally operate in areas that contain numerous other competitors. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locales in which our hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. New or existing competitors could offer significantly lower rates or greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, adversely affecting our operations.

         INTERNATIONAL EVENTS, INCLUDING THE EVENTS OF SEPTEMBER 11, 2001, THE CONTINUED THREAT OF TERRORISM, THE ONGOING WAR AGAINST TERRORISM AND THE CONTINUED CONFLICT WITH IRAQ, HAVE AFFECTED AND WILL CONTINUE TO AFFECT OUR INDUSTRY AND OUR RESULTS OF OPERATIONS.

         The terrorist attacks of September 11th caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Our occupancy and revenue per available room (RevPAR) were below historical levels by as much as 26 percentage points and 35%, respectively, in the week immediately after the terrorist attacks and have rebounded to prior years' levels since. Additional similar events could have further material adverse effects on the hotel industry and our operations.

         WE ARE SUBJECT TO THE RISKS OF HOTEL OPERATIONS.

         Our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include, among others:

         -        competition from other hotels;

         - increases in supply of hotel rooms that exceed increases in demand;

         - increases in energy costs and other travel expenses that reduce business and leisure travel;

         - adverse effects of declines in general and local economic activity;

         -        adverse effects of a downturn in the hotel industry; and

         - risks associated with the ownership of hotels and real estate, as discussed below.

         WE WILL ALSO ENCOUNTER RISKS THAT MAY ADVERSELY AFFECT REAL ESTATE OWNERSHIP IN GENERAL.

         Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

         - adverse changes in general or local economic or real estate market conditions;

         -        changes in zoning laws;

         -        changes in traffic patterns and neighborhood characteristics;

         -        increases in assessed valuation and tax rates;

         -        increases in the cost of property insurance;

         -        governmental regulations and fiscal policies;

         -        the potential for uninsured or underinsured property losses;

         -        the impact of environmental laws and regulations; and

         -        other circumstances beyond our control.

         Moreover, real estate investments are relatively illiquid, and generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition.

OPERATIONS

         Our general partner's management team at our headquarters in Springfield, Missouri, coordinates management of our hotel network. This management team manages our day-to-day financial needs, including internal accounting audits, insurance plans and business contract review, oversees financial budgeting and forecasting, analyzes financial feasibility of new hotel developments, and identifies new systems and procedures to improve efficiency and profitability in our hotels. The management team also coordinates the sales force for each of our hotels, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. In addition they are responsible for interior design of all hotels and each hotel's product quality and directly oversee the detailed refurbishment of existing operations.

         Central management utilizes information systems that track each of our hotel's daily occupancy, average room rate, rooms revenues and food and beverage revenues. By having the latest information available at all times, we are better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each hotel.

         Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 56 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

         Regional management constantly monitors each of our hotels to verify that our high level of operating standards are being met. Our franchisors maintain rigorous inspection programs in which chain representatives visit their respective hotels (typically 2 or 3 times per year) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

         Mr. Hammons beneficially owns all 294,100 shares of our general partner's Class B Common Stock, and 269,100 shares of our general partner's Class A Common Stock, representing 76.8% of the combined voting power of both classes of our common stock. We are the sole general partner of the Partnership through our ownership of all 5,083,829 General Partner units, or the GP Units, representing 24.06% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership, or the LP Units, representing 75.94% of the total equity in the Partnership. Our Class A Common Stock represents approximately 21% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 79% of the total equity in the Partnership.

         Our executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and our telephone number is (417) 864-4300. We are a Delaware limited partnership formed in 1994. Our website address is www.jqhhotels.com. We post all of our Form 10-K, Form 10-Q and Form 8-K filings on our website as promptly as practicable after filing with the SEC.

SALES AND MARKETING

         We market our hotels through national marketing programs and local sales managers and a director of sales at each of our hotels. While we make periodic modifications to our marketing concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major campaign concept throughout the country. We develop the concepts at our management headquarters, while modifications are implemented by our hotels' regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. We require that each of our sales managers complete an extensive sales training program.

         Our core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. We believe that business travelers are attracted to our hotels because of their convenient locations in state capitals, their proximity to corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and our high level of service. Our sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in our operating regions. We also target groups and conventions attracted by our hotels' proximity to convention or trade centers which are often adjacent to our hotels. Our hotels' group meetings logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. We believe that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, our targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of our atrium hotels appealing.

         We advertise primarily through direct mail, magazine publications, directories and newspaper advertisements, all of which focus on value delivered to and perceived by the guest. We have developed in-house marketing materials including professional photographs and written materials that can be mixed and matched to appeal to a specific target group (business traveler, vacationer, religious group, reunions, etc.). Our marketing efforts focus primarily on business travelers who we estimate account for approximately 50% of the rooms rented in our hotels.

         Our franchise hotels utilize the centralized reservation systems of our franchisors, which we believe are among the more advanced reservation systems in the hotel industry. The franchisors' reservation systems receive reservation requests entered (1) on terminals located at all of their respective franchises,
(2) at reservation centers utilizing 1-800 phone access and (3) through several major domestic airlines. Such reservation systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. We believe that these systems are effective in directing customers to our franchise hotels.

FRANCHISE AGREEMENTS

         We enter into non-exclusive franchise licensing agreements with franchisors we believe are the most successful brands in the hotel industry. The term of an individual franchise agreement for a hotel typically is 20 years. Our franchise agreements allow us to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of our franchise agreements allows us the flexibility to continue to develop properties with the brands that have shown success in the past or to operate hotels in conjunction with other brand names.

         Holiday Inn. Our franchise agreements grant us a nonassignable, non-exclusive license to use Holiday Inn's service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues. The initial terms of each of our Holiday Inn franchise agreements is 20 years with varying renewal options and extension terms.

         Embassy Suites Hotels. Our franchise agreements grant us a nonassignable, non-exclusive license to use the Embassy Suites Hotels service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The initial term of each of our Embassy Suites Hotels franchise agreements is 20 years with varying renewal options and extension terms.

         Other Franchisors. The franchise agreements with other franchisors not listed above are similar to those described above in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and terms of agreements vary based on specific negotiations with the franchisor.

COMPETITION

         Each of our hotels competes in its market area with numerous other full service hotels operating under various lodging brands and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton Hotels and Doubletree/Red Lion Inns are direct competitors of our hotels in their respective markets. There is, however, no single competitor or group of competitors of our hotels that is consistently located nearby and competing with most of our hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

REGULATIONS AND INSURANCE

         Insurance. To supplement our self insurance programs, we provide umbrella, property, auto, commercial liability and worker's compensation insurance to our hotels under blanket policies. Insurance expenses for our hotels were approximately $9.2 million, $7.3 million and $3.6 million in 2002, 2001 and 2000, respectively. In the three years ended December 29, 2000, we experienced favorable trends in insurance expenses, due to lower rates and better claims experiences, and because we were able to engage in favorable buyouts of several earlier self-insured years. Since that time, our insurance expenses increased as the result of the now fully-insured nature of most of our insurance programs and changes in the market subsequent to the terrorist attacks on September 11, 2001.

         Regulations. A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate their respective businesses.

         Our hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants.

         Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials, or ACMs, when ACMs are in poor condition or when property with ACMs is undergoing building, repair, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury or other damage associated with ACMs. Several of the owned hotels contain or may contain ACMs, generally in sprayed-on ceiling treatments, floor tiles, or in roofing materials. Several of our hotels have implemented asbestos management plans. Moreover, in each hotel with confirmed or potential ACMs, no removal of asbestos from the owned hotels has been recommended and we have no plans to undertake any additional removal, beyond the removal that has already occurred.

         Our hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. See "Risk Factors - Risks Relating to Our Business - Compliance with environmental laws may adversely affect our financial condition" for a more detailed description of environmental regulations affecting our business.

EMPLOYEES

         We employ over 5,900 full time employees, approximately 225 of whom are members of labor unions. We believe that labor relations with employees are good.

MANAGEMENT

         The following is a biographical summary of the experience of the executive officers and other key officers of our general partner.

         John Q. Hammons founded us and our general partner and serves as the Chairman, Chief Executive Officer and a director of our general partner. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 88 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

         Lou Weckstein is President of our general partner. Prior to joining our general partner in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

         Paul E. Muellner is Chief Financial Officer of our general partner. Prior to joining our general partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels.

He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

         Debra M. Shantz is General Counsel of our general partner. She joined our general partner in May 1995. Prior to that time, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

         Pat A. Shivers is Senior Vice President and Corporate Controller of our general partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

         Steven E. Minton is Senior Vice President, Architecture, of our general partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

         Jacqueline A. Dowdy has been the Secretary and a director of our general partner since 1989. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several of our affiliates.

         L. Scott Tarwater is Vice President, Sales and Marketing, of our general partner. He joined our general partner in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

         John D. Fulton is Vice President, Interior Design, of our general partner. He joined our general partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

         Kent S. Foster is Vice President, Human Resources, of our general partner. He joined our general partner in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

         William T. George, Jr., is Vice President, Capital Planning and Asset Management, of our general partner. He joined our general partner in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

ITEM 2.  PROPERTIES.

         We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2002, we made aggregate annual lease payments of approximately $253,000 to that company. We own the land on which 35 of our hotels are located, while 12 of our hotels are subject to long-term ground leases. We lease from Mr. Hammons the real estate on which three of these hotels are located. We describe these leases under "Certain Relationships and Related Transactions - Mr. Hammons."

DESCRIPTION OF HOTELS - GENERAL

         Our hotels are located in 20 states and contain a total of 11,629 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

         We believe that the presence of adjacent convention centers provides incremental revenues for our hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of our hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. We choose not to lease out the restaurant business to third-party caterers or vendors since we consider the restaurant business an important component of securing convention business. We own and manage all of the restaurants in our hotels specifically to maintain direct quality control over a vital aspect of the convention and hotel business. We also derive significant revenue and operating profit from food and beverage sales due to our ownership and management of all of the restaurants in our hotels. We believe that our food and beverage sales are more profitable than those of our competitors due to the amount of catering business provided to conventions at our hotels.

         We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $24.0 million in the last five years on the owned hotels and expect to spend approximately the same amount in 2003 on refurbishment of the owned hotels.

OWNED HOTELS

         The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:


                                                             NUMBER OF                                                     OPENING
LOCATION                          FRANCHISE/NAME            ROOMS/SUITES    DESCRIPTION                                      DATE
--------                          --------------            ------------    -----------                                      ----
Montgomery, AL..............      Embassy Suites                237         Atrium; Meeting Space:    15,000 sq. ft.(c)      8/95
Tucson, AZ..................      Holiday Inn                   301         Atrium; Meeting Space:    14,000 sq. ft.        11/81
Tucson, AZ..................      Marriott                      250         Atrium; Meeting Space:    11,500 sq. ft.        12/96
Little Rock, AR.............      Embassy Suites                251         Atrium; Meeting Space:    14,000 sq. ft.         8/97
Springdale, AR..............      Holiday Inn                   206         Atrium; Meeting Space:    18,000 sq. ft.         7/89
                                                                            Convention Center:        29,280 sq. ft.
Springdale, AR..............      Hampton Inn & Suites          102         Meeting Space:            400 sq. ft.           10/95
Bakersfield, CA.............      Holiday Inn Select            258         Meeting Space:            9,735 sq. ft.(c)       6/95
Monterey, CA................      Embassy Suites                225         Atrium; Meeting Space:    13,700 sq. ft.        11/95
Sacramento, CA..............      Holiday Inn                   362         Meeting Space:            9,000 sq. ft.          8/79
San Francisco, CA...........      Holiday Inn                   279         Meeting Space:            9,000 sq. ft.          6/72
Denver, CO (a)..............      Holiday Inn                   256         Atrium; Trade Center:     66,000 sq. ft.(b)     10/82
                                  (International
                                  Airport)
Denver, CO..................      Holiday Inn (Northglenn)      235         Meeting Space:            20,000 sq. ft.        12/80
Fort Collins, CO............      Holiday Inn                   258         Atrium; Meeting Space:    12,000 sq. ft.         8/85
Coral Springs, FL...........      Marriott                      224         Atrium; Meeting Space:    5,326 sq. ft.          5/99
                                                                            Convention Center:        12,800 sq. ft.
St. Augustine, FL...........      Renaissance                   301         Atrium; Meeting Space:    9,000 sq. ft.(c)       5/98
Tampa, FL...................      Embassy Suites                247         Atrium; Meeting Space:    18,000 sq. ft.         1/98
Cedar Rapids, IA............      Collins Plaza                 221         Atrium; Meeting Space:    11,250 sq. ft.         9/88
Davenport, IA...............      Radisson                      221         Atrium; Meeting Space:    7,800 sq. ft.(c)      10/95
Des Moines, IA..............      Embassy Suites                234         Atrium; Meeting Space:    13,000 sq. ft.         9/90
Des Moines, IA..............      Holiday Inn                   288         Atrium; Meeting Space:    15,000 sq. ft.         1/87
Topeka, KS..................      Capitol Plaza                 224         Atrium; Meeting Space:    7,000 sq. ft.(c)       8/98
Bowling Green, KY...........      Holiday Inn                   218         Atrium: Meeting Space:    4,000 sq. ft.(c)       8/95
Branson, MO.................      Chateau on the Lake           301         Atrium; Meeting Space:    40,000 sq. ft.         5/97
Jefferson City, MO..........      Capitol Plaza                 255         Atrium; Meeting Space:    14,600 sq. ft.         9/87
Joplin, MO..................      Holiday Inn                   262         Atrium; Meeting Space:    8,000 sq. ft.          6/79
                                                                            Trade Center:             32,000 sq. ft.(b)
Kansas City, MO (a).........      Embassy Suites                236         Atrium; Meeting Space:    12,000 sq. ft.         4/89
Kansas City, MO (a).........      Homewood Suites               117         Extended Stay                                    5/97
Springfield, MO.............      Holiday Inn                   188         Atrium; Meeting Space:    3,020 sq. ft.          9/87
Omaha, NE...................      Embassy Suites                249         Atrium; Meeting Space:    13,000 sq. ft.         1/97
Reno, NV....................      Holiday Inn                   283         Meeting Space:            8,700 sq. ft.          2/74
Albuquerque, NM.............      Marriott                      310         Atrium; Meeting Space:    12,300 sq. ft.        12/86
Charlotte, NC...............      Renaissance Suites            275         Atrium; Meeting Space:    17,400 sq. ft.        12/99
Greensboro, NC (a)..........      Embassy Suites                219         Atrium; Meeting Space:    10,250 sq. ft.         1/89
Greensboro, NC (a)..........      Homewood Suites               104         Extended Stay                                    8/96
Raleigh-Durham, NC..........      Embassy Suites                273         Atrium; Meeting Space:    20,000 sq. ft.         9/97
Oklahoma City, OK...........      Renaissance                   311         Atrium; Meeting Space:    10,150 sq. ft.(c)      1/00
Portland, OR (a)............      Holiday Inn                   286         Atrium; Trade Center:     37,000 sq. ft.(b)      4/79
Portland, OR (a)............      Embassy Suites                251         Atrium; Meeting Space:    11,000 sq. ft.         9/98
Columbia, SC ...............      Embassy Suites                214         Atrium; Meeting Space:    13,000 sq. ft.         3/88
Greenville, SC..............      Embassy Suites                268         Atrium; Meeting Space:    20,000 sq. ft.         4/93
North Charleston, SC (a) ...      Embassy Suites                255         Atrium; Meeting Space:    3,000 sq. ft.(c)       2/00
Beaumont, TX................      Holiday Inn                   253         Atrium; Meeting Space:    12,000 sq. ft.         3/84
Dallas, Ft. Worth
   Airport, TX (a)..........      Embassy Suites                329         Atrium; Meeting Space:    18,900 sq. ft.         8/99
Houston, TX (a).............      Marriott                      287         Atrium; Meeting Space:    14,300 sq. ft.        12/85
Mesquite, TX................      Hampton Inn & Suites          160         Meeting Space:            21,200 sq. ft.         4/99
                                                                            Convention Center:        35,100 sq. ft.(c)
Charleston, WV..............      Embassy Suites                253         Atrium; Meeting Space:    14,600 sq. ft.        12/97


                                                             NUMBER OF                                                     OPENING
LOCATION                          FRANCHISE/NAME            ROOMS/SUITES    DESCRIPTION                                      DATE
--------                          --------------            ------------    -----------                                      ----
Madison, WI.................      Marriott                      292         Atrium; Meeting Space:    15,000 sq. ft.(b)     10/85
                                                                            Convention Center:        50,000 sq. ft.

(a)      Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)      Large civic center is located adjacent to hotel.

MANAGED HOTELS

         The managed hotels consist of nine hotels, including three Holiday Inns, one Sheraton, two Embassy Suites, one Marriott Courtyard, one Marriott Residence Inn and one Renaissance, located in five states (Missouri, Nebraska, South Dakota, Tennessee and Texas), and contain a total of 2,075 guest rooms. Mr. Hammons directly owns eight of these nine hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he and Jacqueline Dowdy, a director and officer of our general partner, each own a 50% interest. There is a convention and trade center adjacent to four of our managed hotels.

         We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 5% of the hotel's revenues. Each of the management contracts with the nine hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not presently involved in any litigation which if decided adversely to us would have a material effect on our financial condition. To our knowledge, there is no litigation threatened, other than routine litigation arising in the ordinary course of business or which would be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial information for the 2002, 2001, 2000, 1999 and 1998 fiscal years has been derived from, and should be read in conjunction with, the audited consolidated financial statements. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under
Item 7. Our fiscal year ends on the Friday nearest December 31.

                                     SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                     (in thousands)

                                                                                     FISCAL YEAR ENDED
                                                             2002           2001           2000           1999           1998
REVENUES:
    Rooms (a)                                             $ 270,534      $ 266,353      $ 267,596      $ 229,807      $ 211,989
    Food and beverage                                       117,810        118,042        119,865        101,231         91,982
    Meeting room rental, related party management fee
      and other (b)                                          52,036         52,263         49,113         40,646         35,003
                                                          ---------      ---------      ---------      ---------      ---------
      Total revenues                                        440,380        436,658        436,574        371,684        338,974
                                                          ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES:
    Direct operating costs and expenses (c)
      Rooms                                                  68,917         68,061         68,224         59,507         54,600
      Food and beverage                                      91,310         94,690         98,398         84,035         77,018
      Other                                                   3,179          3,288          3,716          3,667          3,389
    General, administrative, sales and management
       service expenses (d,e)                               136,866        131,522        124,393        104,876         95,500
    Repairs and maintenance                                  18,387         17,847         17,065         15,059         13,438
    Depreciation and amortization                            54,202         62,174         53,367         45,669         45,580
                                                          ---------      ---------      ---------      ---------      ---------
      Total operating expenses                              372,861        377,582        365,163        312,813        289,525
                                                          ---------      ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                       67,519         59,076         71,411         58,871         49,449

OTHER (INCOME) EXPENSE:
    Interest expense and amortization of deferred
      financing fees, net of interest income                 70,971         70,975         73,833         62,209         57,286
    Gain on property disposition (f)                             --             --             --         (2,365)        (8,175)
                                                          ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE(g)(h)                                       $  (3,452)     $ (11,899)     $  (2,422)     $    (973)     $     338
                                                          =========      =========      =========      =========      =========

BALANCE SHEET DATA
          Total assets                                    $ 859,972      $ 881,724      $ 920,884      $ 934,312      $ 876,486
          Total debt, including current portion           $ 806,342      $ 813,007      $ 836,707      $ 828,843      $ 759,716


(a)      Includes revenues derived from rooms.

(b) Includes meeting room rental, related party management fees for providing management services to the managed hotels and other.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.

(e) Includes expenses incurred in providing management services to the managed hotels.

(f) Gain on sales includes six hotels sold February 6, 1998 and one hotel sold December 31, 1998 and one hotel sold June 16, 1999.

(g) The 2002, 2001, 1999 and 1998 fiscal years do not include a $7.4 million, $0.5 million, $0.2 million and $2.2 million, respectively, extraordinary charge related to early extinguishment of debt.

(h) We adopted a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. The 1999 fiscal year does not include a $1.8 million charge related to the change in accounting.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

         The following tables set forth, as of January 3, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes due 2012, and about us, excluding Unrestricted Subsidiaries (as defined in the indenture relating to our notes), or the Restricted Group. Under the heading "Management Operations," we include information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                                      TRAILING 12 MONTHS ENDED JAN 3, 2003
                                   ------------------------------------------
                                            2002      Management       Total
                                      Collateral      Operations  Restricted
                                     Hotels (30)          Groups       Group
                                     -----------  --------------  ----------
  STATEMENT OF
  OPERATIONS DATA:
  Operating revenues                    $268,457    $  9,696(a)     $278,153

  OPERATING EXPENSES
  Direct operating costs and
     expenses                             99,806          --          99,806

  General, administrative,
     sales and management                 87,399        (310)(c)      87,089
     expenses (b)
  Repairs and maintenance                 11,258          --          11,258
  Depreciation and
      amortization                        30,469         858          31,327
                                     -----------  ----------      ----------

TOTAL OPERATING
EXPENSES                                 228,932         548         229,480
                                     -----------  ----------      ----------

INCOME FROM
OPERATIONS                              $ 39,525    $  9,148        $ 48,673
                                     ===========  ==========      ==========

Operating Data:
  Occupancy                                 63.7%
  Average daily room rate               $  94.18
  RevPAR                                $  59.99


(a) Represents management revenues derived from the 17 non-collateral hotels and the nine managed hotels.

(b) General, administrative, sales and management expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our selected financial data and consolidated financial statements included elsewhere in this Form 10-K.

GENERAL

         Our consolidated financial statements include revenues from our owned hotels and management fee revenues for providing management services to the managed hotels (owned or directly controlled by Mr. Hammons). References to our hotels include both our owned hotels and our managed hotels. We derive revenues from the owned hotels from rooms, food and beverage, meeting rooms and other revenues. Our beverage revenues include only revenues from the sale of alcoholic beverages, while we show revenues from the sale of non-alcoholic beverages as part of food revenue. Direct operating costs and expenses include expenses we incur in connection with the direct operation of rooms, food and beverage and telephones. Our general, administrative, sales and management services expenses include expenses incurred for franchise fees, administrative, sales and marketing, utilities, insurance, property taxes, rent, management services and other expenses.

         From 1998 through 2002, our total revenues grew at an annual compounded growth rate of 6.8%, from $339.0 million to $440.4 million. Occupancy for the owned hotels during that period remained relatively constant, ranging from 62.1% to 64.4%. At the same time, the owned hotels' average daily room rate increased by 7.6% from $91.38 to $98.31. Room revenue per available room for owned hotels increased by 10.4% from $56.79 to $62.68.

         Our past development activity restricts our ability to grow net income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense) typically exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur. We announced in September of 1998 that we were ceasing new development activity, except for the hotels then under construction. We currently have no hotels under construction.

         In general, hotels we opened during the period from 1998 to 2000 increased overall average room rates while occupancy remained relatively constant. Historically, we have tracked the performance of the owned hotels in two groups; those we opened during the current fiscal year and prior fiscal year, which we refer to as the new hotels; and the rest of the owned hotels, which we refer to as the mature hotels. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after debt service in the third year.

         The distinction between mature and new hotels has become much less significant over time. For example, in 2002, we had no new hotels. In 2001, the new hotels included only two hotels opened in 2000, and the mature hotels included 45 hotels opened before 2000.

RESULTS OF OPERATIONS


FISCAL YEAR ENDED                           2002            2001            2000            1999            1998
OWNED HOTELS
   Average occupancy                          63.8%           62.9%           64.4%           62.9%           62.1%
   Average daily room rate (ADR)       $     98.31     $    100.07     $     98.56     $     94.87     $     91.38
   Room revenue per available room
       (RevPAR)                        $     62.68     $     62.90     $     63.50     $     59.64     $     56.79
   Available rooms (a)                   4,316,214       4,234,594       4,213,947       3,853,403       3,733,166
   Number of hotels                             47              47              47              45              42

MATURE HOTELS
   Average occupancy                          63.8%           62.7%           65.1%           64.7%           64.1%
   Average daily room rate (ADR)       $     98.31     $     99.50     $     96.90     $     93.60     $     86.50
   Room revenue per available room
       (RevPAR)                        $     62.68     $     62.36     $     63.09     $     60.57     $     55.41
   Available rooms (a)                   4,316,214       4,028,570       3,669,239       3,332,718       3,012,845
   Number of hotels                             47              45              41              37              32

NEW HOTELS
   Average occupancy                            -- %          66.4%           59.9%           51.0%           54.1%
   Average daily room rate (ADR)       $        --     $    110.55     $    110.68     $    105.25     $    115.55
    Room revenue per available room
        (RevPAR)                       $        --     $     73.37     $     66.29     $     53.70     $     62.54
   Available rooms (a)                          --         206,024         544,708         520,685         720,321
   Number of hotels                             --               2               6               8              10

FISCAL YEAR ENDED                         2002      2001      2000      1999      1998

PERCENTAGES OF TOTAL REVENUES
   Rooms                                  61.4%     61.0%     61.3%     61.8%     62.6%
   Food and beverage                      26.8%     27.0%     27.5%     27.3%     27.1%
   Meeting room rental, related party
         management fee and other         11.8%     12.0%     11.2%     10.9%     10.3%
                                         -----     -----     -----     -----     -----
      Total revenues                     100.0%    100.0%    100.0%    100.0%    100.0%
                                         -----     -----     -----     -----     -----

OPERATING EXPENSES
  Direct operating costs and expenses
      Rooms                               15.7%     15.6%     15.6%     16.0%     16.1%
      Food and beverage                   20.7%     21.7%     22.5%     22.6%     22.7%
      Other                                0.7%      0.8%      0.9%      1.0%      1.0%
  General, administrative, sales and
      management service expenses         31.1%     30.1%     28.5%     28.2%     28.2%
  Repairs and maintenance                  4.2%      4.1%      3.9%      4.1%      4.0%
  Depreciation and amortization           12.3%     14.2%     12.2%     12.3%     13.4%
                                         -----     -----     -----     -----     -----
      Total operating expenses            84.7%     86.5%     83.6%     84.2%     85.4%
                                         -----     -----     -----     -----     -----
  Income from operations                  15.3%     13.5%     16.4%     15.8%     14.6%
                                         =====     =====     =====     =====     =====

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of new hotels, the number of days the hotel was opened during the period reported. The 2002 fiscal year contained 53 weeks, or 371 days, while the 2001, 2000, 1999 and 1998 fiscal years each contained 52 weeks, or 364 days.


2002 FISCAL YEAR COMPARED TO 2001 FISCAL YEAR

Total revenues increased to $440.4 million in 2002 (53 weeks) from $436.7 million in 2001 (52 weeks). Of total revenues, 61.4% were revenues from rooms in 2002, compared to 61.0% in 2001. Revenues from food and beverage represented 26.8% of total revenues in 2002, compared to 27.0% in 2001, and revenues from meeting room rental, related party management fee and other represented 11.8% of total revenues in 2002, and 12.0% in 2001.

Rooms revenues increased to $270.5 million in 2002 from $266.4 million in 2001, an increase of $4.1 million, or 1.5%, as a result of increased occupancy. Hotel occupancy increased 0.9 percentage points to 63.8% in 2002, compared to 62.9% in 2001. Hotel room revenue per available room (RevPAR), decreased to $62.68 in 2002 from $62.90 in 2001, a decrease of $0.22, or 0.3%. Average daily room rates decreased to $98.31 in 2002 from $100.07 in 2001, primarily related to a decrease in group room rates.

Food and beverage revenues decreased slightly to $117.8 million in 2002 from $118.0 million in 2001, a decrease of $0.2 million, or 0.2%. This decrease was primarily related to a decrease in our convention, association and corporate group travel, partially offset by a slight increase in travel in the last six months of 2002.

Meeting room rental, related party management fee and other revenues decreased slightly to $52.0 million in 2002 from $52.3 million in 2001, a decrease of $0.3 million, or 0.6%. This decrease reflects the absence of $2.7 million in energy surcharge revenues for 2001, partially offset by increases in management fees, telephone revenue, rental income and other fees.

Direct operating costs and expenses for rooms increased to $68.9 million in 2002 from $68.1 million in 2001, an increase of $0.8 million, or 1.2%. As a percentage of room revenues, these expenses decreased slightly to 25.5% in 2002 from 25.6% in 2001. The dollar increase was primarily attributable to increased workers' compensation insurance costs.

Direct operating costs and expenses for food and beverage decreased to $91.3 million in 2002 from $94.7 million in 2001, a decrease of $3.4 million, or 3.6%, and decreased as a percentage of food and beverage revenues to 77.5% from 80.3% in 2001. The dollar decrease was attributable to lower food and labor costs associated with enhanced food purchasing programs and management of labor costs.

Direct operating costs and expenses for other were $3.2 million in 2002 and $3.3 million in 2001, a decrease of $0.1 million, or 3.0%. As a percentage of meeting room rental, related party management fee and other revenues, these expenses were 6.2% in 2002 and 6.3% in 2001.

General, administrative, sales and management service expenses increased to $136.9 million in 2002 from $131.5 million in 2001, an increase of $5.4 million, or 4.1%, and increased as a percentage of total revenues to 31.1% in 2002 from 30.1% in 2001. The increases in these expenses were primarily attributable to franchise termination charges related to planned hotel franchise conversions of some of our properties, additional marketing costs associated with the conversions (e.g., guest frequency programs) and increased workers' compensation insurance costs.

Repairs and maintenance expenses increased to $18.4 million in 2002 from $17.8 million in 2001, an increase of $0.6 million, or 3.4%, and increased slightly as a percentage of revenues to 4.2% in 2002 from 4.1% in 2001.

Depreciation and amortization decreased by $8.0 million, or 12.9%, to $54.2 million in 2002 from $62.2 million in 2001. As a percentage of total revenues, these expenses decreased to 12.3% in 2002 from 14.2% in 2001. The decrease related to the 2001 additional charge to depreciation expense for moisture related issues discussed in "Liquidity and Capital Resources" and to cessation of new hotel development in 1998.

Income from operations increased to $67.5 million in 2002 from $59.1 million in 2001, an increase of $8.4 million, or 14.2%. As a percentage of total revenues, income from operations increased to 15.3% in 2002, from 13.5% in 2001. The increase related primarily to increased revenue and decreased depreciation expense, discussed above.

Interest expense and amortization of deferred financing fees, net remained stable at $71.0 million in 2002 and 2001, but decreased slightly as a percentage of revenues to 16.1% in 2002, from 16.3% in 2001.

Loss before extraordinary item was $3.5 million in 2002, compared to $11.9 million in 2001, a decrease of $8.4 million.

Extraordinary item was $7.4 million in 2002, primarily relating to the refinancing of a significant portion of our long-term debt completed in May 2002, and $0.5 million in 2001, applicable to the early retirement of debt.

2001 FISCAL YEAR COMPARED TO 2000 FISCAL YEAR

Total revenues increased slightly to $436.7 million in 2001 from $436.6 million in 2000. Of total revenues, 61.0% were revenues from rooms, compared to 61.3% in 2000. Revenues from food and beverage represented 27.0% of total revenues in 2001, compared to 27.5% in 2000, and revenues from meeting room rental, related party management fee and other represented 12.0% of total revenues in 2001 and 11.2% in 2000.

Rooms revenues decreased slightly to $266.4 million in 2001 from $267.6 million in 2000, a decrease of $1.2 million, or 0.4%, as a result of the softer economy in late 2001 and the decreased travel related to the September 11, 2001 terrorist attacks. Average daily room rates of mature hotels increased to $99.50 in 2001 from $96.90 in 2000. Occupancy in the mature hotels decreased 2.4 percentage points to 62.7% in 2001, compared to 65.1% in 2000. The mature hotels' RevPAR decreased to $62.36 in 2001 from $63.09 in 2000, a decrease of $0.73, or 1.2%. In 2001, the new hotels included two hotels, which generated RevPAR of $73.37, up 10.7% from the 2000 RevPAR of $66.29, when six new hotels were open. In general, we believe the new hotels are more insulated from the effects of new hotel supply than are the mature hotels, since the new hotels utilize franchise brands that are considered to be more upscale in nature, and have higher-quality guest rooms and public spaces.

Food and beverage revenues decreased to $118.0 million in 2001 from $119.9 million in 2000, a decrease of $1.9 million, or 1.6%. This decrease was primarily related to the lower occupancy.

Meeting room rental, related party management fee and other revenue increased to $52.3 million in 2001 from $49.1 million in 2000, an increase of $3.2 million, or 6.5%. This increase was due to the movement of business conventions to secondary markets, increased management fees from recently opened managed hotels and the inclusion of $2.7 million in energy surcharge revenue.

Direct operating costs and expenses for rooms decreased to $68.1 million in 2001 from $68.2 million in 2000, a decrease of $0.1 million, or 0.1%. As a percentage of rooms revenues, these expenses increased slightly to 25.6% in 2001 from 25.5% in 2000. The dollar decrease related to variable costs that decline as rooms revenues decrease.

Direct operating costs and expenses for food and beverage decreased to $94.7 million in 2001 from $98.4 million in 2000, a decrease of $3.7 million, or 3.8%, and decreased as a percentage of food and beverage revenues to 80.3% from 82.1% in 2000. The dollar decrease was due to decreased costs associated with the lower volume of sales and the decrease as a percentage of food and beverage revenues was related to improved inventory and labor controls.

Direct operating costs and expenses for other were $3.3 million in 2001 and $3.7 million in 2000, a 10.8% decrease. As a percentage of meeting room rental, related party management fee and other revenues, these expenses were 6.3% in 2001 and 7.5% in 2000. The decrease resulted from lower telephone expenses during 2001.

General, administrative, sales and management service expenses increased to $131.5 million in 2001 from $124.4 million in 2000, an increase of $7.1 million, or 5.7%, and increased as a percentage of total revenues to 30.1% in 2001 from 28.5% in 2000. The increases in these expenses were primarily attributable to higher utility and guest frequency program costs during 2001 and other fees associated with the moisture related problems, as discussed in "Liquidity and Capital Resources."

Repairs and maintenance expenses increased to $17.8 million in 2001 from $17.1 million in 2000, an increase of $0.7 million, or 4.1%, and increased slightly as a percentage of revenues to 4.1% in 2001 from 3.9% in 2000.

Depreciation and amortization increased by $8.8 million, or 16.5%, to $62.2 million in 2001 from $53.4 million in 2000. As a percentage of total revenues, these expenses increased to 14.2% in 2001 from 12.2% in 2000. The increase was a direct result of the additional charge to depreciation expense resulting from the moisture related issues, as discussed in "Liquidity and Capital Resources."

Income from operations decreased to $59.1 million in 2001 from $71.4 million in 2000, a decrease of $12.3 million, or 17.2%. As a percentage of total revenues, income from operations was 13.5% in 2001, compared to 16.4% in 2000. The change related primarily to decreased revenues due to a softer economy in 2001 and the additional depreciation expense, as discussed above.

Interest expense and amortization of deferred financing fees, net decreased to $71.0 million in 2001 from $73.8 million in 2000, a decrease of $2.8 million, or 3.8%. The decrease was attributable to our use of cash to reduce debt by approximately $23.7 million during the fiscal year.

Loss before extraordinary item was $11.9 million in 2001 compared to $2.4 million in 2000, an increase of $9.5 million.

Extraordinary item was $0.5 million in 2001, applicable to the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

         In general, we have financed our operations through internal cash flow, loans from financial institutions and the issuance of public and private debt and industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

         At January 3, 2003, we had $21.8 million of cash and equivalents and $12.5 million of marketable securities, compared to $32.3 million and $11.0 million, respectively, at the end of 2001.

         Net cash provided by operating activities decreased to $48.2 million at the end of 2002 from $51.1 million at the end of 2001, a decrease of $2.9 million, or 5.7%, primarily attributable to the decrease in depreciation and amortization expense, the effect of the change in interest payment dates and resulting accrual related to the refinancing of our long term debt discussed below, and an increase in prepaid insurance, partially offset by the decrease in net loss and the increase in the extraordinary item.

         We incurred capital expenditures of $28.6 million (approximately $3.4 million of which was related to correcting the moisture related issues discussed below) and $32.1 million (approximately $8.4 million of which was related to correcting the moisture related issues discussed below), respectively, for 2002 and 2001. Capital expenditures typically include capital improvements on existing hotel properties.

         During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of January 3, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem.

         We will continue to vigorously pursue collection of these costs. Currently a trial is set for the fall of 2003. Our total cumulative depreciation charge through January 3, 2003 was $7.6 million to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

         During the second quarter of 2002, we completed the refinancing of our long-term debt, primarily our $300 million 8-7/8% First Mortgage Notes due February 2004 and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as $30.1 million of short-term debt, with new $510 million 8-7/8% First Mortgage Notes due May 2012. We expect 2003 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2003 capital requirements for normal recurring capital improvement projects.

         At January 3, 2003, our total debt was $806.3 million compared with $813.0 million at the end of 2001. The decrease is attributable to our continued debt reduction program in 2002. We reduced total debt by $6.7 million, including $15.1 million borrowed to provide for transaction costs in connection with the refinancing of our First Mortgage Notes in 2002. We have reduced total debt by $30.4 million since the end of 2000. The current portion of long-term debt was $13.7 million at January 3, 2003, compared with $38.9 million at the end of 2001.

         We did not distribute or accrue any amounts in 2002 or 2001 to our partners for income taxes. We must make any such distributions n accordance with the provisions of the Indenture.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is required to be adopted for fiscal years beginning after June 15, 2002, so we are not required to adopt this standard until fiscal 2003. Management does not believe that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement in the first quarter of 2002 with no material impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This standard is required to be adopted for fiscal years beginning after May 15, 2002 and certain transactions after May 15, 2002. As such, we are not required to adopt this standard until fiscal 2003. Management believes that the adoption of this standard will result in the reclassification of our 2002 and 2001 extraordinary items to a loss on extinguishment caption classified in other expense.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such we are not required to adopt this standard until fiscal year 2003. Management does not believe that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. As such, we adopted the disclosure requirements of this standard in the fourth quarter of 2002, with no material impact on our financial position, results of operations or cash flows.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

         Trade receivables are reflected net of an estimated allowance for doubtful accounts. This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

         Property and equipment are stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including real estate values and estimated future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable.

         Our deferred financing costs, franchise fees and other assets include management and franchise contracts and leases. The value of our management and franchise contracts and leases are amortized on a straight-line method over the life of the respective agreement. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimated future cash flow from the respective properties.

         We are self-insured for various levels of general liability, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency as well as changes in actual experience, could cause these estimates to change.

         We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our significant contractual obligations as of January 3, 2003, including long-term debt and operating lease commitments:

                                                                 PAYMENTS DUE BY PERIOD
                                                   -------------------------------------------------------

                                                   LESS THAN            1-3            4-5         AFTER 5
CONTRACTUAL OBLIGATIONS                 TOTAL         1 YEAR          YEARS          YEARS           YEARS
                                     --------      ---------        -------        -------       ---------
(000's omitted)
Long-term debt                       $806,342        $13,683        $15,446        $82,415       $ 694,798
Related party leases                   23,733            943          1,343            790          20,657
Other leases                           51,315          2,429          4,172          3,389          41,325
                                     --------        -------        -------        -------       ---------

Total contractual obligations        $881,390        $17,055        $20,961        $86,594       $ 756,780
                                     ========        =======        =======        =======       =========

SEASONALITY

         Our hotel sales have traditionally experienced very slight seasonality. Additionally, hotel revenues in the fourth fiscal quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year. Set forth below is a chart illustrating the percentage of total revenues by fiscal quarter for each of the last three fiscal years.

              FISCAL YEAR END     FISCAL Q1        FISCAL Q2        FISCAL Q3       FISCAL Q4
              2002                   25%              26%              24%             25%
              2001                   26%              27%              23%             24%
              2000                   24%              26%              25%             25%
                                     ---              ---              ---             ---
              Average                25%              26%              24%             25%
                                     ---              ---              ---             ---

INFLATION

         The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenues or operating results during the three most recent fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates primarily as the result of our investing and financing activities. Investing activities include operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of January 3, 2003.

                                                       EXPECTED MATURITY DATE (IN MILLIONS)
                                                                                               THERE-                FAIR
                                          2003       2004       2005       2006       2007      AFTER      TOTAL    VALUE(d)

Long-Term Debt(a)

$510 million First Mortgage Notes       $   --     $   --     $   --     $   --     $   --     $  499     $  499     $  519

Average interest rate(b)                   8.9%       8.9%       8.9%       8.9%       8.9%       8.9%       8.9%

Other fixed rate debt obligations       $   13     $    7     $    7     $   28     $   43     $  171     $  269     $  269

Average interest rate(b)                   8.7%       8.2%       8.2%       7.8%       8.4%       8.7%       8.5%

Other variable rate debt obligations    $    1     $    1     $    1     $   10     $   --     $   25     $   38     $   38

Average interest rate(c)                   4.8%       4.8%       4.8%       4.8%       4.8%       4.8%       4.8%

(a)      Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of January 3, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair value, while a one percentage point change in the 8-7/8% discount rate used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $13 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Index to Consolidated Financial Statements and the Financial Statements following such index in Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 24, 2002, upon the recommendation of the audit committee, our general partner's board of directors approved the dismissal of Arthur Andersen LLP as our independent auditors, and the selection of Deloitte & Touche LLP, to serve as our independent auditors for the year ending January 3, 2003, subject to Deloitte & Touche's internal client acceptance procedures.

         Arthur Andersen's reports on our financial statements for each of the years ended December 28, 2001 and December 29, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 28, 2001 and December 29, 2000, and through the date of their dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its reports on our financial statement for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         During the years ended December 28, 2001 and December 29, 2000, and through June 24, 2002, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         We do not have any directors or officers. Our general partner, in its capacity as general partner, manages and controls our activities. The following sets forth certain information concerning the directors and director nominees of our general partner who are not also officers of our general partner. Information required by this item with respect to officers of our general partner is provided in Item 1 of this report. See "Management." John Q. Hammons Finance Cororation III has the same directors and officers as the general partner, except that Messrs. Dempsey, Earley, Hart, Lopez-Ona, Moore and Sullivan are not directors.

         Donald H. Dempsey, age 58, became a director of our general partner in August 1999. Mr. Dempsey currently serves as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Equity Inns, Inc., where he also serves on its board of directors. Equity Inns, Inc. is a large lodging real estate investment trust headquartered in Germantown, Tennessee, which owns 96 hotels in 34 states. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Before he joined Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc., a publicly traded hotel franchisor. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation. From October 1993 to April 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993, as Vice President, Finance, of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions with the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc.

         Jacqueline A. Dowdy, age 59, has been the Secretary and a director of our general partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer and director of several of our affiliates.

         Daniel L. Earley, age 60, has been a director of our general partner since 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of First Clermont Bank, a community bank located in Milford, Ohio, which is owned by Mr. Hammons.

         John Q. Hammons, age 84, is Chairman, Chief Executive Officer, a director and founder of our general partner. Mr. Hammons has been actively engaged in the acquisition, development and management of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 88 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels tradenames. Mr. Hammons controls us and is the controlling shareholder of our general partner. See "Security Ownership of Management."

         William J. Hart, age 62, has been a director of our general partner since 1994. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for us and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnson Industries, Inc.

         John E. Lopez-Ona, age 45, became a director of our general partner in May 1996. He was a managing director of Kidder Peabody & Company, Inc., an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm he owns, which specializes in principal investment.

         James F. Moore, age 60, became a director of our general partner in May 1995. Mr. Moore is Managing Partner, American Products LLC, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. From 1987 until 2001, he served as Chairman, Chief Executive Officer and a director of Champion Products, Incorporated, the predecessor company to American Products LLC. Prior to 1987, Mr. Moore served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

         David C. Sullivan, age 63, became a director of our general partner in May 1999. From May 1998 until 2001, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of ResortQuest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Operating Officer of the Hotel Division of The Promus Companies Incorporated or PCI. He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI.


ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION
CASH COMPENSATION

         The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid by our general partner for services rendered in all capacities during the 2002, 2001 and 2000 fiscal years to the Chief Executive Officer of our general partner and the four other most highly compensated executive officers of the Company serving at the end of the 2002 fiscal year (the "Named Executive Officers").


                                                      SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION                        LONG-TERM COMPENSATION AWARDS
                                                         -------------------                        -----------------------------


                                                                               ALL OTHER
NAME AND PRINCIPAL POSITIONS       FISCAL YEAR    SALARY ($)   BONUS ($)    COMPENSATION ($)(a)    SECURITIES UNDERLYING OPTIONS (#)
----------------------------       -----------    ----------   ---------    -------------------    ---------------------------------
John Q. Hammons                        2002        342,500      120,000              --                          --
Chairman of the Board and              2001        315,000      110,000              --                          --
Chief Executive Officer                2000        287,500      125,000              --                     100,000(d)

Louis Weckstein(b)                     2002        576,214      205,600           3,338                          --
President                              2001        150,800       31,090              --                     100,000(e)
                                       2000             --           --              --                          --

Paul E. Muellner                       2002        177,545       79,000(f)        3,570                          --
Chief Financial Officer                2001        165,000       44,000           3,225                          --
                                       2000        137,100       50,000           2,057                      30,000(d)

Debra M. Shantz                        2002        160,839       66,500(g)        3,668                          --
General Counsel                        2001        153,100       44,000           3,047                          --
                                       2000        145,600       50,000           2,934                      30,000(d)

William A. Mead(c)                     2002        227,891       63,386           3,062                          --
Regional Vice President                2001        225,000       40,000           3,000                          --
Eastern Region                         2000        200,150       40,000           2,871                      20,000(d)

(a)      Matching contributions to the general partner's 401(k) Plan.

(b) Joined the Company September 17, 2001. Salary includes $309,131 and $88,300 paid by our general partner, and $267,083 and $62,500 paid personally by Mr. Hammons, in 2002 and 2001, respectively. Bonus for 2002 includes $106,500 paid by our general partner and $100,000 which Mr. Hammons personally has agreed to pay to Mr. Weckstein in five equal monthly installments beginning March 1, 2003.

(c) Salary includes $162,891, $160,000 and $151,400 paid by our general partner, and $65,000, $65,000 and $48,750 paid personally by Mr. Hammons, in 2002, 2001 and 2000, respectively.

(d) Comprised of options to acquire shares of class A common stock of our general partner with an exercise price of $5.00 per share.

(e) Comprised of options to acquire shares of class A common stock of our general partner with an exercise price of $5.15 per share.

(f) Includes a special one-time bonus of $25,000 for work related to refinancing our bonds.

(g) Includes a special one-time bonus of $17,500 for work related to refinancing our bonds.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding each stock option granted by our general partner during fiscal year 2002 to each of the named executive officers.

                                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                       RATES OF STOCK PRICE
                                                                                                       APPRECIATION FOR
                                                     INDIVIDUAL GRANTS                                 OPTION TERM (b)(c)
                           ---------------------------------------------------------------------       --------------------
                                                  % OF TOTAL
                           NUMBER OF SECURITIES   OPTIONS GRANTED
                           UNDERLYING OPTIONS     TO EMPLOYEES IN   EXERCISE PRICE    EXPIRATION
   NAME                          GRANTED #          FISCAL YEAR        ($/SHARE)         DATE           5%($)       10%($)
   ----------------        --------------------   ---------------   --------------    ----------       ------      --------
   John Q. Hammons                    --                 --               --               --              --            --
   Louis Weckstein                    --                 --               --               --              --            --
   Paul E. Muellner                   --                 --               --               --              --            --
   Debra M. Shantz                    --                 --               --               --              --            --
   William A. Mead                    --                 --               --               --              --            --
   All Employees                  20,000 (a)            100%            $6.76          4/29/2012       $85,027     $215,474

         (a)      Awarded on April 30, 2002.

         (b) No gain to the optionees is possible without appreciation in the stock price which will benefit all shareholders commensurately. The dollar amounts under these columns are in result of calculations at the 5% and 10% assumption rates set by the SEC and therefore are not intended to forecast possible future appreciation of the general partner's stock price or to establish any present value of the options.

         (c) Realizable values are computed based on the number of options granted in 2002 and still outstanding at year-end.

FISCAL YEAR-END OPTION VALUES

         The following table includes the number of shares covered by both exercisable and unexercisable stock options as of January 3, 2003 and the values of "in-the-money" options, which represent the positive spread between the exercise price of any such option and the fiscal year-end value of the class A common stock of our general partner.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                               SHARES                                     OPTIONS                    IN-THE-MONEY OPTIONS (1)(2)
                            ACQUIRED ON         VALUE         -------------------------------       -----------------------------
    NAME                    EXERCISE (#)    REALIZED ($)      EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
    ----------------        ------------    ------------      -----------       -------------       -----------     -------------
    John Q. Hammons              --              --              250,000           50,000             $ 21,500         $ 21,500
    Louis Weckstein              --              --               25,000           75,000             $  7,000         $ 21,000
    Paul E. Muellner             --              --               25,000           15,000             $  6,450         $  6,450
    Debra M. Shantz              --              --               85,000           15,000             $  6,450         $  6,450
    William A. Mead              --              --               50,000           10,000             $  4,300         $  4,300



         (1) Calculated based upon the excess of the closing price of our general partner's class A common stock as reported on the American Stock Exchange on January 3, 2003 over the exercise price per share of the stock options ($5.15 for the options granted in 2001 and $5.00 for the options granted in 2000). Does not include the stock options granted in 1998, as the exercise price per share of those stock options ($7.375) is greater than the $5.43 closing price on January 3, 2003, and so these options are not "in the money."

         (2) All of the 1998 options are currently exercisable, fifty percent of the 2000 options are currently exercisable and twenty-five percent of the 2001 options are currently exercisable.

401(k)

         Effective January 1, 1996, our general partner adopted a contributory retirement plan (the "401(k) Plan") for its employees age 21 and over with at least six months of service. The 401(k) Plan is designed to provide tax-deferred income to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan provides that we will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

EMPLOYMENT AGREEMENTS

         Our general partner entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995, and amended on October 31, 1997 and October 31, 2000. Under the agreement, Ms. Shantz's annual base salary is $155,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by our general partner's compensation committee. The agreement is scheduled to terminate on May 9, 2004.

         Our general partner entered into an employment agreement with Lou Weckstein, our general partner's President, effective September 17, 2001. Mr. Weckstein's base salary under the agreement is $300,000 per year, with such annual increases in compensation as may be determined by the compensation committee of our general partner. He also may participate in incentive or supplemental compensation plans for which he is eligible. The compensation committee of our general partner may award him a cash bonus based upon the bonus plan for executive officers. Either party may terminate the agreement at any time. Mr. Hammons and Mr. Weckstein also have a verbal agreement, under which Mr. Hammons has agreed to pay to Mr. Weckstein the difference between his annual salary from our general partner and $600,000, up to a maximum of $270,000.

         Our general partner entered into an employment agreement with Bill Mead, one of its regional vice presidents, as of January 25, 2000, that became effective on April 1, 2000. Mr. Mead's annual base salary under the agreement is $160,000, plus a guaranteed bonus of at least $40,000 each year. He also may participate in available savings, retirement and other benefit plans. This agreement expires on March 31, 2005. In addition, as of January 27, 2000, Mr. Hammons and Mr. Mead entered into an agreement that provides that in exchange for Mr. Mead's services in selecting markets for various hotel projects, Mr. Hammons will pay Mr. Mead an additional $65,000 per year, in equal monthly installments, during the term of his employment agreement with our general partner. That agreement also became effective on April 1, 2000, and provides that Mr. Mead will have the opportunity to acquire a 25% interest in up to three Residence Inn hotel projects, with a substantial portion of Mr. Mead's investment to be financed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Mr. Hammons is the beneficial owner of all of our 16,043,900 limited partnership units, representing 75.96% of our total equity. He also controls our general partner through his ownership of 269,100 shares of its class A common stock and all 294,100 shares of its class B common stock. Our general partner owns all of our general partner units, representing 24.04% of our total equity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, one of our directors, have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to the Company's business.

         Mr. Hammons controls the Partnership through his control of our general partner. His equity interest in our general partner (based on his beneficial ownership of 269,100 shares of class A common stock, all 294,100 shares of class B common stock and all 16,043,900 of our limited partnership units, or the LP Units) is 79%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Partnership, and the holders of class A common stock, which conflicts may be resolved in favor of Mr. Hammons.

         Holders of LP Units have the right to require the redemption of their LP Units. This redemption right will be satisfied, at the sole option of our general partner, by the payment of the then cash equivalent thereof or by the issuance of shares of class A common stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires us to redeem LP Units, the non-employee directors of our general partner would decide, consistent with their fiduciary duties as to the best interests of our general partner, whether to redeem the LP Units for cash or for shares of class A common stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed our general partner that he has no current plan to require us to redeem his LP Units.

         During 2002, we provided management services to nine hotels we do not own, or the managed hotels, pursuant to our management contracts. Eight of the managed hotels are owned by Mr. Hammons and one is owned 50% by an entity controlled by Mr. Hammons and 50% by Jacqueline A. Dowdy, the secretary and a director of our general partner. Management fees of 3% to 5% of gross revenues were paid to us by the managed hotels in the aggregate amount of $2,150,246 in the fiscal year ended January 3, 2003. In addition to the management fees paid by the managed hotels in that year, the managed hotels reimbursed us for a portion of the salaries paid by our general partner to its regional vice presidents, whose duties include management services related to the managed hotels, and for certain marketing and other expenses allocated to the managed hotels. Such reimbursed services and expenses aggregated $370,000 in the fiscal year ended January 3, 2003. All of the management contracts are for 20-year terms, which automatically extend for four periods of five years, unless otherwise canceled.

         During 2000, our general partner's Board of Directors authorized us to enter into a five-year management contract with Mr. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale. During fiscal year 2002, 2001 and 2000, we paid approximately $326,000, $487,000 and $1,455,000, respectively, of additional costs in accordance with the management contract. These costs will be amortized over a five-year contract period. Amortization for these costs will commence upon opening of the hotels.

         We hold an option from Mr. Hammons or persons or entities controlled by him to purchase the managed hotels, until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the managed hotel as determined by an appraisal firm of national standing. One hotel we own and three managed hotels are located in Springfield, Missouri. These hotels potentially compete with one another for customers. We believe that these hotels do not significantly compete with one another due to their respective locations and attributes.

         Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc., or WHI. All of the hotels we own, or the owned hotels, have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the owned hotels were approximately $1,572,000 in the fiscal year ended January 3, 2003. The fee may increase if the number of hotels for which WHI performs accounting and administrative services drops below 35 hotels. The existing accounting service agreement expires in June 2005.

         We lease space in the John Q. Hammons Building for our headquarters from a Missouri company, of which Mr. Hammons owns 50% and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the secretary and a director of our general partner, who is a 9.5% owner. Pursuant to four lease agreements, expiring December 31, 2004, we paid monthly rental payments of approximately $21,114 in 2002. We made aggregate annual lease payments to that Missouri company of approximately $253,365 in 2002.

         Certain of our general partner's employees provide some administrative and other services for Mr. Hammons' outside business interests. Management does not believe that, historically, the amount of such services has been material, but has implemented a cost-allocation system in 2002. Pursuant to the cost-allocation system, Mr. Hammons pays us 30% of all costs related to such services and maintains a deposit with us, which was $100,000 as of January 3, 2003, to cover these expenses.

         Mr. Hammons also owns trade centers adjacent to two of the owned hotels (the "JQH Trade Centers"). We lease the convention space in the JQH Trade Center located in Portland, Oregon, from Mr. Hammons pursuant to a lease expiring in 2004, requiring annual payments of approximately $300,000. With respect to the other JQH Trade Center, we make nominal annual lease payments to Mr. Hammons. We have assumed responsibility for all operating expenses of the JQH Trade Centers.

         We lease the real estate for Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on adjusted gross revenues from room sales on the property and was approximately $287,000 in 2002. The lease term is 50 years, with an option to renew for an additional 10 years. We also have an option to purchase the land after March 1, 2018, at the greater of $3,000,000 or the current appraised value.

         We also lease the real estate for our Embassy Suites Hotel in Little Rock, Arkansas, which opened in the fall of 1997, from Mr. Hammons. Annual rent was $120,000 in 2002, and in future years will be adjusted based on the Consumer Price Index. The lease term is 40 years. We have an option to purchase the land at any time during the first 10 years of the lease term, for the greater of $1,900,000 or the current appraised value.

         We also lease the real estate for the Renaissance Suites Hotel in Charlotte, North Carolina, which opened in December, 1999, from Tulsa Hills Investments, Inc., an Ohio corporation, of which Mr. Hammons is a 99% owner and Jacqueline A. Dowdy is a 1% owner. The lease term is 99 years. Aggregate annual lease payments are $120,000 per year through 2008, and the greater of $124,800 or 1% of gross rooms revenues plus 0.5% of gross revenues from food and beverage sales thereafter.

         Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, we may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls us, such transactions would not be arms-length transactions but will be subject to restrictions contained in the indentures relating to our outstanding mortgage notes due in 2012.

         Mr. Hammons has a written agreement with Bill Mead, one of our regional vice presidents to supplement Mr. Mead's salary from our general partner by $65,000 per year for five years, ending March 31, 2005, and to allow Mr. Mead to invest in 25% of up to three proposed new hotels. Mr. Hammons also has a verbal agreement with Lou Weckstein, our president, to supplement Mr. Weckstein's salary from our general partner by up to $270,000 per year during his employment. We describe these arrangements in more detail under the caption "Employment Agreements" above.

ITEM 14. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 1, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

         Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of the chief executive officer and chief financial officer of our general partner, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

15(a)(1) FINANCIAL STATEMENTS

         Reference is made to the Index to Consolidated Financial Statements and the Consolidated Financial Statements following such index.

15(a)(2) FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

15(a)(3) EXHIBITS

         Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by Item 15(c).


10.3     Form of Option Purchase Agreement

10.7 Employment Agreement between the General Partner and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000.

10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001

10.7b Employment Agreement between John Q Hammons Hotels, Inc. and William A. Mead dated as of January 25, 2000

10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

10.13    1994 Stock Option Plan of the General Partner

10.14 1999 Non-Employee Director Stock and Stock Option Plan of the General Partner

15(b)    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended January 3, 2003.

15(c)    EXHIBITS

         Reference is made to the exhibit index which has been filed with the exhibits.

15(d)    FINANCIAL STATEMENTS


         Independent Auditors' Report

         Consolidated Balance Sheets at Fiscal 2002 and 2001 Year-Ends

         Consolidated Statements of Operations for the 2002, 2001 and 2000 Fiscal Years Ended

         Consolidated Statements of Changes In Equity for 2002, 2001 and 2000 Fiscal Years Ended

         Consolidated Statements of Cash Flows for 2002, 2001 and 2000 Fiscal Years Ended

         Notes to Consolidated Financial Statements

JOHN Q. HAMMONS HOTELS, L.P.

Consolidated Financial Statements
as of January 3, 2003 and December 28, 2001, and Independent
Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
   John Q. Hammons Hotels, L.P.

We have audited the accompanying consolidated balance sheet of John Q. Hammons Hotels, L.P. (Note 1) as of January 3, 2003, and the related consolidated statements of operations, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of John Q. Hammons Hotels, L.P. for the years ended December 28, 2001 and December 29, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report, which contains an explanatory paragraph related to a change in accounting method, dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the January 3, 2003 consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. as of January 3, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



February 7, 2003

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2003 AND DECEMBER 28, 2001
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------

                                                                                JANUARY 3,       DECEMBER 28,
ASSETS                                                                            2003               2001
CASH AND EQUIVALENTS                                                         $    21,774         $    32,298

RESTRICTED CASH                                                                    1,103                 882

MARKETABLE SECURITIES                                                             12,481              11,016

RECEIVABLES:
  Trade, less allowance for doubtful accounts of $231 in 2002
    and 2001                                                                       9,034              10,771
  Other                                                                              441                 824
  Management fees--related party                                                     152                 148

INVENTORIES                                                                        1,151               1,288

PREPAID EXPENSES AND OTHER                                                         5,884               3,446
                                                                             -----------         -----------
           Total current assets                                                   52,020              60,673
                                                                             -----------         -----------
PROPERTY AND EQUIPMENT--at cost:
  Land and improvements                                                           62,035              61,140
  Buildings and improvements                                                     751,092             745,277
  Furniture, fixtures and equipment                                              327,079             312,079
  Construction in progress                                                            98               1,868
                                                                             -----------         -----------
                                                                               1,140,304           1,120,364

  Less--accumulated depreciation and amortization                               (371,838)           (326,906)
                                                                             -----------         -----------
                                                                                 768,466             793,458

DEFERRED FINANCING COSTS, FRANCHISE FEES AND
  OTHER--Net, including $15,010 and $11,478 of restricted cash in 2002
  and 2001, respectively                                                          39,486              27,593
                                                                             -----------         -----------
TOTAL ASSETS                                                                 $   859,972         $   881,724
                                                                             ===========         ===========

See notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2003 AND DECEMBER 28, 2001
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                JANUARY 3,       DECEMBER 28,
LIABILITIES AND EQUITY                            2003              2001
LIABILITIES:
  Current portion of long-term debt             $  13,683         $  38,862
  Accounts payable                                  5,041             5,626
  Accrued expenses:
    Payroll and related benefits                    7,199             7,307
    Sales and property taxes                       12,500            11,680
    Insurance                                       1,903             2,308
    Interest                                        6,382            11,999
    Utilities, franchise fees and other             7,764             6,152
                                                ---------         ---------

           Total current liabilities               54,472            83,934

  Long-term debt                                  792,659           774,145
  Other obligations                                 2,443             2,339
                                                ---------         ---------

           Total liabilities                      849,574           860,418
                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY:
  Contributed capital                              96,452            96,436
  Partners' and other deficits--net               (86,109)          (75,130)
  Accumulated other comprehensive income               55
                                                ---------         ---------

           Total equity                            10,398            21,306
                                                ---------         ---------

TOTAL LIABILITIES AND EQUITY                    $ 859,972         $ 881,724
                                                =========         =========


See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   FISCAL YEAR ENDED
                                                                                      ---------------------------------------------
                                                                                        2002              2001              2000
REVENUES:
  Rooms                                                                               $ 270,534         $ 266,353         $ 267,596
  Food and beverage                                                                     117,810           118,042           119,865
  Meeting room rental, related party management fee and other                            52,036            52,263            49,113
                                                                                      ---------         ---------         ---------

           Total revenues                                                               440,380           436,658           436,574
                                                                                      ---------         ---------         ---------

OPERATING EXPENSES:
  Direct operating costs and expenses:
    Rooms                                                                                68,917            68,061            68,224
    Food and beverage                                                                    91,310            94,690            98,398
    Other                                                                                 3,179             3,288             3,716
  General, administrative, sales and management service expenses                        136,866           131,522           124,393
  Repairs and maintenance                                                                18,387            17,847            17,065
  Depreciation and amortization                                                          54,202            62,174            53,367
                                                                                      ---------         ---------         ---------

           Total operating expenses                                                     372,861           377,582           365,163
                                                                                      ---------         ---------         ---------

INCOME FROM OPERATIONS                                                                   67,519            59,076            71,411

OTHER EXPENSES:
  Interest expense and amortization of deferred financing fees, net of $1,018,
    $1,909, and $2,798 of interest income in 2002,
     2001 and 2000, respectively                                                         70,971            70,975            73,833
                                                                                      ---------         ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEM                                                           (3,452)          (11,899)           (2,422)

EXTRAORDINARY ITEM--Cost of early extinguishment of debt                                 (7,411)             (474)
                                                                                      ---------         ---------         ---------

NET LOSS                                                                              $ (10,863)        $ (12,373)        $  (2,422)
                                                                                      =========         =========         =========


See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    PARTNERS AND
                                                      CONTRIBUTED CAPITAL       OTHER EQUITY (DEFICIT)    ACCUMULATED
                                                   ---------------------------------------------------       OTHER
                                   COMPREHENSIVE     GENERAL       LIMITED      GENERAL       LIMITED    COMPREHENSIVE
                                   INCOME (LOSS)     PARTNER       PARTNER      PARTNER       PARTNER        INCOME        TOTAL
BALANCE--December 31, 1999                         $   96,436    $       --    $(82,580)    $   25,251     $       --    $ 39,107

  Distributions                                                                    (150)                                     (150)
  Advances to General Partner to
    purchase Treasury Stock                                                      (2,777)                                   (2,777)
  Net loss                          $   (2,422)                                    (686)        (1,736)                    (2,422)
                                    ----------     ----------    ----------    --------     ----------     ----------    --------
  Comprehensive loss                $   (2,422)
                                    ==========
BALANCE--December 29, 2000                             96,436                   (86,193)        23,515                     33,758

  Distributions                                                                    (150)                                     (150)
  Issuance of general partners
    Treasury Stock                                                                   71                                        71
  Net loss                          $  (12,373)                                  (2,969)        (9,404)                   (12,373)
                                    ----------     ----------    ----------    --------     ----------     ----------    --------
  Comprehensive loss                $  (12,373)
                                    ==========
BALANCE--December 28, 2001                             96,436                   (89,241)        14,111                     21,306

  Distributions                                                                    (150)                                     (150)
  Issuance of general partners
   Treasury Stock                                          16                        34                                        50
  Net loss                          $  (10,863)                                  (2,611)        (8,252)                   (10,863)
  Unrealized appreciation on
    marketable securities                   55                                                                     55          55
                                    ----------     ----------    ----------    --------     ----------     ----------    --------
  Comprehensive loss                $  (10,808)
                                    ==========
BALANCE--January 3, 2003                           $   96,452    $       --    $(91,968)    $    5,859     $       55    $ 10,398
                                                   ==========    ==========    ========     ==========     ==========    ========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001, AND DECEMBER 29, 2000
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------

                                                                            FISCAL YEAR ENDED
                                                                  -----------------------------------
                                                                     2002         2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (10,863)    $(12,373)    $ (2,422)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
      Depreciation, amortization and loan cost amortization          56,214       64,496       55,718
      Extraordinary item                                              7,411          474
      Non-cash director compensation                                     50           71           50

  Changes in certain assets and liabilities:
    Restricted cash                                                    (221)        (167)         608
    Receivables                                                       2,116        2,402          (35)
    Inventories                                                         137          208         (147)
    Prepaid expenses and other                                       (2,438)      (1,050)        (697)
    Accounts payable                                                   (585)        (364)      (5,887)
    Accrued expenses                                                 (3,698)      (2,951)      (2,686)
    Other obligations                                                   104          307       (7,370)
                                                                  ---------     --------     --------
           Net cash provided by operating activities                 48,227       51,053       37,132
                                                                  ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                               (28,618)     (32,101)     (43,499)
  Franchise fees and other                                           (4,335)        (158)      (3,450)
  Sale (purchase) of marketable securities                           (1,410)      (7,399)       1,365
                                                                  ---------     --------     --------
           Net cash used in investing activities                    (34,363)     (39,658)     (45,584)
                                                                  ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          510,000       48,936       24,436
  Repayments of debt                                               (516,385)     (72,636)     (16,572)
  Debt offering costs                                               (13,782)
  Debt redemption costs                                              (4,071)
  Purchase of treasury stock                                                                   (2,827)
  Distributions to partners                                            (150)        (150)        (150)
  Loan financing fees                                                                (86)
                                                                  ---------     --------     --------

           Net cash (used in) provided by financing activities      (24,388)     (23,936)       4,887
                                                                  ---------     --------     --------

NET DECREASE IN CASH AND EQUIVALENTS                                (10,524)     (12,541)      (3,565)

CASH AND EQUIVALENTS--Beginning of period                            32,298       44,839       48,404
                                                                  ---------     --------     --------

CASH AND EQUIVALENTS--End of period                               $  21,774     $ 32,298     $ 44,839
                                                                  =========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid for interest--net of amounts capitalized              $  75,696     $ 71,208     $ 74,552
                                                                  =========     ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES--
  Unrealized appreciation of marketable securities                $      55     $            $
                                                                  =========     ========     ========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      ENTITY MATTERS--The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. (the Partnership) and its wholly-owned subsidiaries, John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations; the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities; and certain wholly-owned subsidiaries, which consist of certain hotel operations. As of fiscal year end 2002, 2001 and 2000, the Partnership had 47 hotels in operation of which 30 in 2002, 2001 and 2000 operate under the Holiday Inn and Embassy Suites Hotels trade names. The Partnership's hotels are located in 20 states throughout the United States of America.

      In conjunction with a public offering of debt securities in February 1994 and a public offering of equity securities in November 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated 10 hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons (Mr. Hammons) or enterprises which he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions, J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partner to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partner upon completion of the public equity offering. Effective December 30, 2000, the Partnership redeemed 1,271,581 Partnership units held by the general partner for funds advanced by the Partnership to the general partner to repurchase 1,271,581 shares of the general partner's Class A Common Stock. Effective December 29, 2001, the Partnership sold 11,760 partnership units to the general partner. The number of Partnership units exchanged is equivalent to the number of shares repurchased as outlined by the partnership agreement. As a result, the allocation percentages changed to approximately 24% in 2002 and 2001 and 28% in 2000 for the general partner and approximately 76% in 2002 and 2001 and 72% in 2000 for the limited partner.

      The Partnership is directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises, which transferred or contributed net assets to the Partnership. Accordingly, the accompanying financial statements present, as a combination of entities under common control, the financial position and related results of operations of all entities on a consolidated basis for all periods presented.

      All significant balances and transactions between the entities and properties have been eliminated.

      PARTNERSHIP MATTERS--A summary of selected provisions of the Partnership agreement as well as certain other matters are as follows:

      General and Limited Partner--John Q. Hammons Hotels, Inc. (the Company) was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B Common Stock (which represents approximately 72% of the voting control of the Company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B Common Stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

      As a result of the public equity offering, John Q. Hammons Hotels, Inc. became the sole general partner and John Q. Hammons Revocable Living Trust and Hammons, Inc., entities beneficially owned and controlled by Mr. Hammons, became its limited partners.

      ALLOCATION OF INCOME, LOSSES AND DISTRIBUTIONS--Income, losses and distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests.

      In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C-Corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partner for taxes for the fiscal year ended 2002, 2001 and 2000.

      In 1998 and 1999, the board of directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during each of the fiscal years 2000 and 1999. No stock repurchase program was approved for 2002 and 2001. As of January 3, 2003, $5,669 of stock had been purchased, net of reissued stock. For financial reporting purposes, the advances by the partnership to its general partner to purchase stock have been reflected as a reduction of equity in the accompanying consolidated balance sheet and statement of changes in equity.

      ADDITIONAL CAPITAL CONTRIBUTIONS--In the event proceeds from the sale of the 30 hotel properties (or applicable replacement collateral) which secure the $510 million First Mortgage Notes (2002 First Mortgage Notes) (Note 5) are insufficient to satisfy amounts due on the 2002 First Mortgage Notes, Mr. Hammons and Hammons, Inc. are severally obligated to contribute up to $195 million to satisfy amounts due, if any. In addition, with respect to the original 11 hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

      REDEMPTION OF LIMITED PARTNER INTERESTS--Subject to certain limitations, the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A Common Stock for each limited partner unit tendered or the then cash equivalent thereof.

      ADDITIONAL GENERAL PARTNER INTERESTS--Upon the issuance by the general partner of additional shares of its Common Stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of Common Stock issued.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND EQUIVALENTS--Cash and equivalents include operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

      RESTRICTED CASH--Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations.

      MARKETABLE SECURITIES--Marketable securities consist of available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value as determined by published market quotes. Realized gains and losses in 2002, 2001 and 2000, determined using the specific identification method, were nominal. Unrealized holding gains in 2002 of $55 are included as a separate component of partners' equity until realized.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS--The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                     ADDITIONS
                                      BALANCE--      CHARGED TO                        BALANCE--
                                    BEGINNING OF     COSTS AND                           END OF
                                       PERIOD         EXPENSES        DEDUCTIONS         PERIOD
Year ended January 3, 2003              $231            $575            $(575)            $231
Year ended December 28, 2001             231             664             (664)             231
Year ended December 29, 2000             226             558             (553)             231

      INVENTORIES--Inventories consist of food and beverage items. These items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

      DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER--Franchise fees paid to the respective franchisors of the hotel properties are amortized on a straight-line basis over 10 to 20 years which approximates the terms of the respective agreements. Costs of obtaining financing are capitalized and amortized over the respective terms of the debt. The restricted cash deposits are required by certain mortgages and franchise agreements, which require the Partnership to maintain escrow accounts for real estate taxes and furniture and fixture replacement reserves, based upon a percentage of revenue.

      The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                                        FISCAL YEAR END
                                                                     ---------------------
                                                                       2002         2001
      Deferred financing costs                                       $ 18,394     $ 21,650
      Franchise fees                                                    5,313        5,186
      Managed contract costs                                            2,268        1,942
      Less--accumulated amortization                                   (5,391)     (16,439)
                                                                     --------     --------
                                                                       20,584       12,339
                                                                     --------     --------

      Deposits                                                          3,401        3,459
      Restricted cash deposits                                         15,010       11,312
      Restricted cash deposits, related to
        sales of hotels and a component of replacement collateral
        for 1994 and 1995 First Mortgage Notes                                         166
      Other--net                                                          491          317
                                                                     --------     --------

                                                                     $ 39,486     $ 27,593
                                                                     ========     ========

      PROPERTY AND EQUIPMENT--Property and equipment are stated at cost (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method while all other property is depreciated using both straight-line and accelerated methods. The estimated useful lives of the assets are summarized as follows:

                                                        LIVES IN YEARS

      Land improvements                                     5 to 25
      New buildings and improvements                       10 to 40
      Purchased buildings                                        25
      Furniture, fixtures and equipment                     3 to 10

      Construction in progress includes refurbishment costs of certain hotel developments at January 3, 2003 and December 28, 2001.

      During fiscal 2000, the Partnership initiated claims against certain of its construction contractors and its insurance carrier to recover repair costs related to moisture related problems at certain of its hotels. In December 2001, the Partnership initiated legal action to collect the claims submitted to the insurance carrier. The insurance carrier subsequently denied all claims filed to date. Accordingly, the Partnership reflected $3,400 in 2002 and $8,400 in 2001 of capital expenditures as property additions and recorded additional depreciation expense of $7,600 in 2001 to fully reserve the net historical cost of all damaged property. The Partnership estimates an additional $500 of capital expenditures will be necessary to complete repair of the moisture related damage. The Partnership and its legal counsel will continue to vigorously pursue collection of these costs and, to the extent recoveries are realized, they will be recorded as other income.

      The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairment losses are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment existed at January 3, 2003.

      Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $0, $0 and $504 for the fiscal years ended 2002, 2001 and 2000, respectively. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

      The accompanying 2002 consolidated financial statements include the land costs for 35 of the operating hotel properties. Land for 9 of the remaining 12 operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining 3 operating hotel properties is leased by the Partnership from a related party over long-term leases. Rent expense for all land leases was $1,545, $1,514 and $1,489 for the fiscal years ended 2002, 2001 and 2000, respectively.

      PAR OPERATING EQUIPMENT--The Partnership's initial expenditures for the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

      ADVERTISING--The Partnership expenses the cost of advertising associated with operating hotels as incurred. Advertising expense for 2002, 2001 and 2000 was approximately $34,179, $32,899 and $31,815, respectively.

      PENSIONS AND OTHER BENEFITS--The Partnership contractually provides retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $97, $99 and $86 for the fiscal years ended 2002, 2001 and 2000, respectively.

      The Partnership maintains an employee savings plan (a 401(k) plan) and matches a percentage of an employee's contributions. The Partnership's matching contributions are funded currently. The costs of the matching program and administrative costs charged to income were approximately $760, $647 and $506 in 2002, 2001 and 2000, respectively. The Partnership does not offer any other post employment or postretirement benefits to its employees.

      SELF-INSURANCE--The Partnership became self-insured for medical coverage effective January 1999. Effective October 1, 2002, the Partnership became self-insured for workers' compensation, general liability and auto claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claims costs, claim frequency, as well as changes in actual experience, could cause these estimates to change. See Note 3 for additional insurance coverage.

      The Partnership had a $500 irrevocable stand-by letter-of-credit agreement with a bank, which was required by an insurance carrier for the Partnership's self-insurance programs. The letter of credit automatically renews annually in October unless terminated in advance by the Company or bank.

      INCOME TAXES--Prior to 1994, the entities and properties included in the accompanying consolidated financial statements consisted of a Partnership, S-Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

      As described in Note 1, the Partnership and its general partner, as applicable, completed public offerings of first mortgage notes and equity securities. Prior to the consummation of these offerings, the S-Corporation status of the catering companies was terminated and, accordingly, the Partnership is subject to federal and state income taxes on taxable income, if any, earned by the catering companies after the effective date of the securities registrations. There were nominal, if any, earnings attributable to the catering companies after the applicable public offerings and there were no undistributed earnings of the S-Corporations at the time of termination.

      REVENUE RECOGNITION--The Partnership recognizes revenues from its rooms, catering and restaurant facilities as earned on the close of business each day.

      USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FISCAL YEAR--The Partnership's fiscal year ends on the Friday nearest December 31, which includes 53 weeks in 2002, and 52 weeks in 2001 and 2000.

      The periods ended in the accompanying consolidated financial statements are summarized as follows:

            YEAR                                                FISCAL YEAR END
            2002                                               January 3, 2003
            2001                                               December 28, 2001
            2000                                               December 29, 2000

      SEGMENTS--The Partnership operates in one reportable segment, hospitality services.

      RECLASSIFICATIONS--Certain prior years' amounts have been reclassified to conform to the 2002 presentation.

      ACCOUNTING PRONOUNCEMENTS--In June 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS 143) "Accounting for Assets Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is required to be adopted for fiscal years beginning after June 15, 2002. As such, the Partnership is not required to adopt this standard until fiscal year 2003. Management does not believe that the adoption of this standard will have a material impact on the financial position, results of operations or cash flows of the Partnership.

      In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership adopted this statement in the first quarter of 2002 with no material impact on its financial position, results of operations or cash flows.

      In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (SFAS 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is required to be adopted for fiscal years beginning after May 15, 2002 and certain transactions after May 15, 2002. As such, the Partnership is not required to adopt this standard until the fiscal year 2003. Management believes that the adoption of this standard will result in the reclassification of the 2002 and 2001 extraordinary items to a loss on extinguishment of debt caption classified in other expense.

      In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Partnership is not required to adopt this standard until the fiscal year 2003. Management does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As such, the Partnership adopted the disclosure requirements of this standard in the fourth quarter of 2002 with no material impact on the financial position, results of operations or cash flows of the Partnership.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe that the adoption of this interpretation will have a material impact on the financial position, results of operations or cash flows of the Partnership.

3.    RELATED PARTY TRANSACTIONS

      HOTEL MANAGEMENT FEES--In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons, which included nine, nine and six properties at January 3, 2003, December 28, 2001 and December 29, 2000, respectively. A management fee of approximately 3% to 5% of gross revenues (as defined) is paid to the Partnership by these hotels, which aggregated approximately $2,150, $1,684 and $1,245 for the fiscal years ended 2002, 2001 and 2000, respectively.

      ACCOUNTING AND ADMINISTRATIVE SERVICES--The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,572, $1,574 and $1,577 for the fiscal years ended 2002, 2001 and 2000, respectively.

      In 2002, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2005. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

      INSURANCE COVERAGE--To supplement the Partnership's self-insurance programs, property, auto, commercial liability, workers' compensation and medical insurance is provided to the hotel properties under blanket commercial policy purchased by John Q. Hammons Hotels, Inc. covering hotel properties owned by the Partnership or Mr. Hammons. In addition, the Partnership's umbrella and crime insurance is provided to the hotel properties under blanket commercial policies purchased by John Q. Hammons Hotels, Inc, covering hotel properties owned by the Partnership, Mr. Hammons or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $9,218, $7,341 and $3,578 for the fiscal years ended 2002, 2001 and 2000, respectively. During fiscal 2000, the Partnership realized favorable trends in insurance expense as a result of claims experience, rate improvements and favorable buyouts of several prior self-insured years.

      ALLOCATION OF COMMON COSTS--The Partnership incurs certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These allocated costs approximated $370, $328 and $184 for the fiscal years ended 2002, 2001 and 2000, respectively. Management considers these allocations to be reasonable.

      TRANSACTIONS WITH PARTNERS AND DIRECTORS--Mr. Hammons maintained a deposit with the Partnership for approximately $100 as of January 3, 2003, and the Partnership advanced Mr. Hammons approximately $368 as of December 28, 2001 relating to the use of certain in-house development resources.

      During 2000, the general partner authorized the Partnership to enter into a five-year management contract with Mr. Hammons whereby the Partnership will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in connection with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel, for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale. During fiscal 2002, 2001 and 2000, the Partnership paid $326, $487 and $1,455, respectively, of additional costs in accordance with the management contract. These costs are amortized over a five-year contract period. Amortization for these costs commences upon the opening of the hotels. The hotel management fee received by the Partnership from these hotels is discussed in Note 3 above.

      For 2002, 2001 and 2000, Mr. Hammons personally has paid or has agreed to pay $432, $128 and $49, respectively, to certain employees pursuant to the agreements.

      SUMMARY OF RELATED PARTY EXPENSES--The following summarizes expenses reported as a result of activities with related parties:

                                                                          2002            2001            2000
      Expenses included within general, administrative,
        sales and management service expenses:
        Accounting and administrative                                    $1,572          $1,574          $1,577
        Rental expenses                                                     943             937             830
                                                                         ------          ------          ------

                                                                         $2,515          $2,511          $2,407
                                                                         ======          ======          ======

      Allocated insurance expense from the pooled coverage
        included within various operating categories--insurance
        other than medical                                               $9,218          $7,341          $3,578
                                                                         ======          ======          ======

      Medical--net of employee payments                                  $4,063          $4,105          $3,404
                                                                         ======          ======          ======

4.    FRANCHISE AGREEMENTS

      As of January 3, 2003 and December 28, 2001, 43 and 42, respectively, of the 47 operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains that require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 6% of gross room revenues, as defined. Franchise fees expensed under these contracts were $12,944, $10,496 and $10,305 for the fiscal years ended 2002, 2001 and 2000, respectively.

      As part of the franchise agreements, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1% to 3.5% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of sales expenses was approximately $9,255, $8,975 and $9,021 for the fiscal years ended 2002, 2001 and 2000, respectively.

      5.    LONG-TERM DEBT

            The components of long-term debt are summarized as follows:

                                                                                                       FISCAL YEAR END
                                                                                                -----------------------------
                                                                                                   2002               2001
      2002 First Mortgage Notes, interest at 8.875%, interest only payable May 15 and
      November 15, principal due May 15, 2012, secured by a first mortgage lien on 28 hotel properties, a second mortgage lien on 2 hotels and additional capital
      contributions of up to $195 million by Mr. Hammons                                        $ 499,000           $       0

      1994 First Mortgage Notes, interest at 8.875%, interest only payable February 15
      and August 15, refinanced May 2002                                                                              294,775

      1995 First Mortgage Notes, interest at 9.75%, interest only payable April 1 and
      October 1, refinanced May 2002                                                                                   79,293

      Development bonds, interest rates at 7.125%, payable in scheduled installments with maturities through August 2015, certain of the obligations are subject to optional acceleration by the bondholders, secured by certain hotel facilities,
      fixtures and an assignment of rents                                                          12,282              12,881

      Mortgage notes payable to banks, insurance companies and a state retirement plan, fixed rates ranging from 7.5% to 9.5%, payable in scheduled installments with maturities through April 2027, secured by certain hotel facilities, fixtures and an assignment of rents, with certain instruments subject to cross-collateralization provisions and with respect to approximately $250,986 and $280,909 for 2002 and 2001, respectively, of mortgage notes, a personal
      guarantee of Mr. Hammons                                                                    257,408             303,237

      Mortgage notes payable to banks, variable interest rates at prime to prime plus
      0.50%, payable in scheduled installments with maturities through February 2008, with a certain instrument subject to a ceiling and a floor, secured by certain hotel facilities, fixtures and an assignment of rents, and with respect to approximately $37,652 and $115,874 for 2002 and 2001, respectively, of mortgage
      notes, a personal guarantee of Mr. Hammons                                                   37,652             115,874

      Other notes payable, interest at 8.125%, refinanced May 2002                                                      6,947
                                                                                                ---------           ---------

                                                                                                  806,342             813,007
      Less current portion                                                                        (13,683)            (38,862)
                                                                                                ---------           ---------

                                                                                                $ 792,659           $ 774,145
                                                                                                =========           =========


      During May 2002, the Partnership issued $510 million of 2002 First Mortgage Notes. The Partnership utilized the proceeds from these notes to pay in full the 1994 First Mortgage Notes and 1995 First Mortgage Notes and certain fixed and variable rate mortgage notes. The indenture agreements relating to the 2002 First Mortgage Notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners or affiliates, incur certain liens, engage in mergers or consolidations. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness and require the achievement or maintenance of certain financial covenants. The 2002 First

      Mortgage Notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

      The Partnership paid in full or refinanced approximately $505,578, $63,268 and $9,701 of long-term debt in 2002, 2001 and 2000, respectively. In connection with these transactions, the Partnership incurred approximately $7,411, $474 and $0, respectively, in charges related to the early extinguishment of debt. These debt extinguishment charges have been reflected in the accompanying consolidated statements of operations as extraordinary items.

      Scheduled maturities of long-term debt as of January 3, 2003 are summarized as follows:

            FISCAL YEAR ENDING                              AMOUNT
            2003                                          $ 13,683
            2004                                             7,472
            2005                                             7,974
            2006                                            38,809
            2007                                            43,606
            Thereafter                                     694,798
                                                          --------

                                                          $806,342
                                                          ========

6.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES--The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these non-related party leases was approximately $3,115, $3,114 and $3,311 for the fiscal years ended 2002, 2001 and 2000, respectively, which has been included in general, administrative, sales and management service expenses.

      The Partnership operates two trade centers located in Joplin, Missouri, and Portland, Oregon. Both of the facilities in which these trade centers operate are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 2002, 2001 and 2000 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri, from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $250 per year through 2004. The Partnership has also entered into land leases with Mr. Hammons for three operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend through 2096, 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $390. Rent expense for these related party leases was approximately $943, $937 and $830 for the fiscal years ended 2002, 2001 and 2000, respectively.

      The minimum annual rental commitments for non-cancelable operating leases at January 3, 2003 are as follows:

      FISCAL YEAR ENDING    MR. HAMMONS         OTHER            TOTAL
      2003                    $   943          $ 2,429          $ 3,372
      2004                        948            2,180            3,128
      2005                        395            1,992            2,387
      2006                        395            1,797            2,192
      2007                        395            1,592            1,987
      Thereafter               20,657           41,325           61,982
                              -------          -------          -------

                              $23,733          $51,315          $75,048
                              =======          =======          =======

      HOTEL DEVELOPMENT--Currently, the Partnership does not have any hotels under construction nor does it have any plans to start construction.

      LEGAL MATTERS--The Partnership is party to various legal proceedings arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

7.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      During 2001, the Partnership entered into an interest rate swap agreement in order to manage its interest rate risk on a long-term bank borrowing approximating $27,665. During May 2002 this borrowing was refinanced into the 2002 First Mortgage Notes and the swap agreement was terminated.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair values of long-term debt approximate their respective historical carrying amounts except with respect to the 2002 First Mortgage Notes. The fair value of the 2002 First Mortgage Notes was approximately $519 million at January 3, 2003. The aggregate fair market value of the 1994 First Mortgage Notes and 1995 First Mortgage Notes was approximately $376 million at December 28, 2001. The fair value of the First Mortgage Notes issued is estimated by obtaining quotes from brokers.

9.    SUBSEQUENT EVENT

      Subsequent to January 3, 2003, the Partnership has agreed to issue approximately 8,000 general partner units to the Company. The number of general partner units to be issued is equivalent to the number of shares issued as outlined by the partnership agreement.

                                     ******

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 1st day of April, 2003.


                                       JOHN Q. HAMMONS HOTELS, L.P.

                                       By: John Q. Hammons Hotels, Inc.,
                                           its General Partner


                                       By: /s/ John Q. Hammons
                                           ----------------------------
                                           John Q. Hammons
                                           Chairman and Chief Executive Officer



                                       JOHN Q. HAMMONS HOTELS FINANCE
                                       CORPORATION III

                                       By: /s/ John Q. Hammons
                                           ---------------------------
                                          John Q. Hammons
                                          Chairman and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance III, on April 1, 2003.


Signatures                   Title

/s/ John Q. Hammons          Chairman and Chief Executive Officer of John Q.
-----------------------      Hammons Hotels, Inc., and John Q. Hammons Finance
John Q. Hammons              Corporation III (Principal Executive Officer)

/s/ Paul E. Muellner         Chief Financial Officer (Principal Financial and
-----------------------      Accounting Officer)
Paul E. Muellner

/s/ Jacqueline A. Dowdy      Director, Secretary of John Q. Hammons Hotels,
-----------------------      Inc., and John Q. Hammons Hotels Finance
Jacqueline A. Dowdy          Corporation III

/s/ William J. Hart          Director of John Q. Hammons Hotels, Inc.
-----------------------
William J. Hart

/s/ Daniel L. Earley         Director of John Q. Hammons Hotels, Inc.
-----------------------
Daniel L. Earley

/s/ James F. Moore           Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore

/s/ John E. Lopez-Ona        Director of John Q. Hammons Hotels, Inc.
-----------------------
John E. Lopez-Ona

 /s/ David C. Sullivan       Director of John Q. Hammons Hotels, Inc.
-----------------------
David C. Sullivan

/s/ Donald H. Dempsey        Director of John Q. Hammons Hotels, Inc.
-----------------------
Donald H. Dempsey


                                 CERTIFICATIONS

I, John Q. Hammons, certify that:

1. I have reviewed this annual report on Form 10-K of John Q. Hammons Hotels, L.P. and John Q. Hammons Finance Corporation III;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  April 1, 2003


                                         /s/ John Q. Hammons
                                    ------------------------------------------
                                    John Q. Hammons, Chief Executive Officer,
                                    John Q. Hammons Hotels Finance Corporation
                                    III and John Q. Hammons Hotels, Inc.,
                                    general partner of John Q. Hammons Hotels,
                                    L.P.




I, Paul E. Muellner, certify that:

1. I have reviewed this annual report on Form 10-K of John Q. Hammons Hotels, L.P. and John Q. Hammons Finance Corporation III;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  April 1, 2003


                                         /s/ Paul E. Muellner
                                    ------------------------------------------
                                    Paul E. Muellner, Chief Financial Officer
                                    John Q. Hammons Hotels Finance Corporation
                                    III and John Q. Hammons Hotels, Inc.,
                                    general partner of John Q. Hammons Hotels
                                    L.P.

                                  EXHIBIT INDEX

NO.      TITLE
-----    -----
  3.1 Second Amended and Restated Agreement of Limited Partnership of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  3.2 Certificate of Limited Partnership of the Company filed with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  3.3 Restated Certificate of Incorporation of the General Partner (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  3.4 Bylaws of the General Partner, as amended (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  3.5 Articles of Incorporation of John Q. Hammons Hotels Finance Corporation III (Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  3.6 By-laws of John Q. Hammons Hotels Finance Corporation III (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  4.1 Indenture dated May 21, 2002 among the Company, John Q. Hammons Hotels Finance Corporation III and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

  4.2 Form of Global Note evidencing the 8 7/8% First Mortgage Notes due 2012 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

 10.1    Holiday Inn License Agreement (Incorporated by reference to Exhibit
         10.2 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

 10.2    Embassy Suites License Agreement (Incorporated by reference to Exhibit
         10.3 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

 10.3    Form of Option Purchase Agreement (Incorporated by reference to Exhibit
         10.4 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

 10.4 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and Service Employee's International Union (Incorporated by reference to Exhibit 10.5 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

 10.5 Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/01 to 5/31/06 (Incorporated by reference to Exhibit 10.6a to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

 10.6 Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q. Hammons or John Q. Hammons Controlled Companies (Incorporated by reference to Exhibit 10.7 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

 10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000 (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2000.)

10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001.)

10.7b    Employment Agreement between John Q. Hammons Hotels, Inc. and William
         A. Mead dated as of January 25, 2000 (Incorporated by reference to Exhibit 10.8b to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000 (Incorporated by reference to Exhibit 10.8c to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

 10.8 John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.) (Incorporated by reference to Exhibit 10.7a to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.8a Lease Renewal for John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9a.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.8b John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.) (Incorporated by reference to Exhibit 10.7b to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.8c Lease Renewal for John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9b.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.8d John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.) (Incorporated by reference to Exhibit 10.7c to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.8e Lease Renewal for John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9c.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.8f John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.) (Incorporated by reference to Exhibit 10.7d to the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.8g Lease Renewal for John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9d.1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

 10.9 Triple Net Lease (Incorporated by reference to Exhibit 10.10 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

10.10 Lease Agreement between John Q. Hammons and the Company (Incorporated by reference to Exhibit 10.11 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

10.11    Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P.
         - (Chateau on the Lake, Branson, Missouri) (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.12 Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock, Arkansas) (Incorporated by reference to Exhibit
         10.11 of the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.13 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, Registration Number 333-89856-01)

10.14 1999 Non-Employee Director Stock and Stock Option Plan of the General Partner (incorporated by reference to Exhibit 10.19 to the General Partner's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999)

 12.1    Computation of Ratio of Earnings to Fixed Charges of the Company

 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 in the Company's Registration Statement on Form S-4, No. 333-89856-01)

 99.1    Certification Statement of Chief Executive Officer of the General
         Partner

 99.2    Certification Statement of Chief Financial Officer of the General
         Partner