Form 10-Q
period 2003-04-04
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2003-05-16
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
           (Exact name of registrants as specified in their charters)

                 DELAWARE                                 43-1523951
                 MISSOURI                                 33-1006528
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

                           300 JOHN Q. HAMMONS PARKWAY

                                    SUITE 900
                              SPRINGFIELD, MO 65806
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (417) 864-4300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

      Item 1.  FINANCIAL STATEMENTS

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                    APRIL 4, 2003        JANUARY 3, 2003
                                                                    -------------        ---------------
CURRENT ASSETS:

    Cash and equivalents                                             $     39,954          $     21,774

    Restricted cash                                                         1,670                 1,103

    Marketable securities                                                  11,451                12,481

    Receivables:
      Trade, less allowance for doubtful accounts of $231                  10,516                 9,034
      Other                                                                   308                   441
      Management fees -related party                                          222                   152

    Inventories                                                             1,165                 1,151

    Prepaid expenses and other                                              3,866                 5,884
                                                                     ------------          ------------

      Total current assets                                                 69,152                52,020
                                                                     ------------          ------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                  62,053                62,035
    Buildings and improvements                                            751,044               751,092
    Furniture, fixture and equipment                                      326,262               327,079
    Construction in progress                                                4,118                    98
                                                                     ------------          ------------

                                                                        1,143,477             1,140,304

    Less-accumulated depreciation and amortization                       (384,306)             (371,838)
                                                                     ------------          ------------
                                                                          759,171               768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $16,604 and $15,010 of restricted cash as of
    April 4, 2003 January 3, 2003, respectively                            40,412                39,486
                                                                     ------------          ------------

TOTAL ASSETS                                                         $    868,735          $    859,972
                                                                     ============          ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                             LIABILITIES AND EQUITY

                                                                    APRIL 4, 2003        JANUARY 3, 2003
                                                                    -------------        ---------------
LIABILITIES:

    Current portion of long-term debt                                $     13,768          $     13,683

    Accounts payable                                                        2,731                 5,041

    Accrued expenses:
      Payroll and related benefits                                          6,092                 7,199
      Sales and property taxes                                             12,260                12,500
      Insurance                                                             2,051                 1,903
      Interest                                                             17,481                 6,382
      Utilities, franchise fees and other                                   9,813                 7,764
                                                                     ------------          ------------
         Total current liabilities                                         64,196                54,472

    Long-term debt                                                        790,654               792,659
    Other obligations                                                       2,528                 2,443
                                                                     ------------          ------------
         Total liabilities                                                857,378               849,574
                                                                     ------------          ------------

COMMITMENTS AND CONTINGENCIES

EQUITY:
    Contributed capital                                                    96,452                96,452
    Partners' and other deficits, net                                     (85,154)              (86,109)
    Accumulated other comprehensive income                                     59                    55
                                                                     ------------          ------------
         Total equity                                                      11,357                10,398
                                                                     ------------          ------------

TOTAL LIABILITIES AND EQUITY                                         $    868,735          $    859,972
                                                                     ============          ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                                                        THREE MONTHS ENDED
                                                                                                APRIL 4, 2003        MARCH 29, 2002
                                                                                                -------------        --------------
REVENUES:
    Rooms                                                                                        $    67,403          $    65,490
    Food and beverage                                                                                 29,139               29,287
    Meeting room rental, related party management fee and other                                       13,588               12,652
                                                                                                 -----------          -----------
      Total revenues                                                                                 110,130              107,429

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                                           16,280               16,056
      Food and beverage                                                                               21,906               22,155
      Other                                                                                              692                  709

    General, administrative and sales expenses                                                        36,075               33,009

    Repairs and maintenance                                                                            4,453                4,355

    Depreciation and amortization                                                                     12,481               12,992
                                                                                                 -----------          -----------

      Total operating expenses                                                                        91,887               89,276
                                                                                                 -----------          -----------

INCOME FROM OPERATIONS                                                                                18,243               18,153

OTHER INCOME (EXPENSE):
    Other income                                                                                         175                    -
    Interest expense and amortization of deferred financing fees, net of $178 and $254
      of interest income for the April 4, 2003 and March 29, 2002, periods, respectively             (17,433)             (16,998)
                                                                                                 -----------          -----------

NET INCOME                                                                                       $       985          $     1,155
                                                                                                 ===========          ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)

                                                      CONTRIBUTED             PARTNERS' AND OTHER
                                                        CAPITAL                 EQUITY (DEFICIT)         Accumulated
                                              --------------------------   --------------------------       Other
                               Comprehensive   General         Limited      General          Limited     Comprehensive
                                  Income       Partner         Partner      Partner          Partner        Income         Total
                               -------------  --------         -------     --------          --------    -------------   --------
BALANCE, January 3, 2003                      $ 96,452          $  -       $(91,968)         $  5,859      $     55      $ 10,398
Distributions                                        -             -            (30)                -             -           (30)
Net income                       $    985            -             -            237               748             -           985
Unrealizable appreciation on
     marketable securities              4            -             -              -                 -             4             4
                                 --------     --------          ----       --------          --------      --------      --------
Comprehensive income             $    989
                                 ========
BALANCE, April 4, 2003                        $ 96,452          $  -       $(91,761)         $  6,607      $     59      $ 11,357
                                              ========          ====       ========          ========      ========      ========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                             THREE MONTHS ENDED
                                                                                    APRIL 4, 2003         MARCH 29, 2002
                                                                                    -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $        985          $      1,155

Adjustment to reconcile net income to cash provided
   by operating activities:
        Depreciation, amortization and loan cost amortization                              12,954                13,510

Changes in certain assets and liabilities:
        Restricted cash                                                                      (567)                    -
        Receivables                                                                        (1,419)               (1,153)
        Inventories                                                                           (14)                  (50)
        Prepaid expenses and other                                                          2,018                   854
        Accounts payable                                                                   (2,310)               (1,735)
        Accrued expenses                                                                   11,949                (4,466)
        Other obligations                                                                      85                    82
                                                                                     ------------          ------------
              Net cash provided by operating activities                                    23,681                 8,197
                                                                                     ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                                (3,056)               (4,711)
        Franchise fees and other                                                           (1,529)               (1,489)
        Sale of marketable securities                                                       1,034                   815
                                                                                     ------------          ------------
              Net cash used in investing activities                                        (3,551)               (5,385)
                                                                                     ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayments of debt                                                                 (1,920)               (4,560)
        Distributions to partners                                                             (30)                  (30)
                                                                                     ------------          ------------
              Net cash used in financing activities                                        (1,950)               (4,590)
                                                                                     ------------          ------------
              Increase (decrease) in cash and equivalents                                  18,180                (1,778)

CASH AND EQUIVALENTS, beginning of period                                                  21,774                33,180
                                                                                     ------------          ------------
CASH AND EQUIVALENTS, end of period                                                  $     39,954          $     31,402
                                                                                     ============          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                               $      6,073          $     21,366
                                                                                     ============          ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and our wholly owned subsidiaries, John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

In conjunction with a public offering of common stock in November 1994 by our general partner, John Q. Hammons Hotels, Inc., we obtained through transfers or contributions from Mr. John Q. Hammons or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels, to add to the ten hotel properties we already owned.

We are directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises that transferred or contributed net assets to us. Accordingly, the accompanying financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of all entities on a consolidated basis for all periods presented.

All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to be in control of us.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2003, which included financial statements for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of April 4, 2003, unrealized holding gains were approximately $59,000, and are included as a separate component of equity until realized.

3.   ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, our income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, we redeemed 1,271,581 partnership units held by our general partner for funds we advanced to the general partner to repurchase its common stock. Effective January 4, 2003, and December 29, 2001, we sold 7,550 and 11,760 partnership units, respectively, to our general partner. The number of units exchanged is equivalent to the number of shares repurchased or sold, as outlined by our Partnership Agreement. As a result, as of April 4, 2003, and March 29, 2002, Mr. Hammons' general partnership interest remained constant at approximately 76%, while our general partner's interest is approximately 24%.

In the event we have taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to the limited partners. As of April 4, 2003, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute $150,000 each year to our general partner for state franchise taxes. In the first quarter of 2003, we distributed $30,000 of this amount.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and will reclassify our 2002 and 2001 extraordinary items to a loss on extinguishment caption classified in other expense.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. We adopted this standard in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

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

5.   LONG-TERM DEBT

In May 2002, we refinanced our $300 million 8-7/8% First Mortgage Notes due February 2004, and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as construction financing on five of our properties, with new $510 million 8-7/8% First Mortgage Notes, interest payable May 15th and November 15th, and principal due May 2012. In conjunction with this refinancing we incurred aggregate early extinguishment of debt charges of approximately $7.4 million. These charges were recorded in the second quarter of 2002 ($6.8 million) and the third quarter of 2002 ($0.6 million), as these costs became known.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "the Partnership," "we," "us," "our" and other references to our company refer to John Q. Hammons Hotels, L.P., and John Q. Hammons Hotels Finance Corporation III, including all of our subsidiaries.

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

Our past development activity restricts our ability to grow net income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur. We announced in September of 1998 that we were ceasing new development activity, except for the hotels then under construction.

We currently have no hotels under construction, and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale. These costs will be amortized over a five-year contract period, beginning upon the opening of the hotels.

RESULTS OF OPERATIONS. The following discussion and analysis addresses results of operations for the three month periods ended April 4, 2003 (which we refer to as the 2003 Quarter) and March 29, 2002 (which we refer to as the 2002 Quarter). The results of operations for the 2003 Quarter are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $110.1 million, an increase of $2.7 million, or 2.5%, compared to the 2002 Quarter. Our room revenues increased as a result of a partial rebound in domestic travel from the decline experienced in the same period a year ago.

Rooms revenues increased $1.9 million, or 2.9%, from the 2002 Quarter, and as a percentage of total revenues increased to 61.2% from 61.0%. The increase was primarily due to increased domestic travel noted above. Our average room rate increased to $101.42, a 2.3% increase compared to the 2002 Quarter average room rate of $99.12, and our occupancy for the 2003 Quarter was 62.8% compared to 62.4% in the 2002 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $84.72 in the 2003 Quarter, down 0.5% from the 2002 Quarter. Occupancy for the hotel industry was 54.7% in the 2003 Quarter, down 1.1% from the 2002 Quarter. Our Revenue Per Available Room, or RevPAR, was $63.69 in the 2003 Quarter, up 3.0% from $61.86 in the 2002 Quarter. RevPAR for the hotel industry in the 2003 Quarter was $46.35, down 1.6% from the 2002 Quarter.

Food and beverage revenues decreased slightly, by $0.2 million, or 0.7%, compared to the 2002 Quarter, and decreased as a percentage of total revenues to 26.4% from 27.3%. The decrease was related to decreased breakfast, lunch and dinner sales in the restaurants, which for the most part were absorbed in the increase in meeting and banquet functions noted below.

Meeting room rental, related party management fee and other revenues increased $0.9 million, or 7.1%, from the 2002 Quarter and increased as a percentage of revenues to 12.4% from 11.8%. The increase was related to increases in meeting room rental and related set-up fees, banquet service charges and equipment rental revenues resulting from a slight increase in the number of banquet and meeting functions over the 2002 Quarter.

Rooms operating expenses increased slightly by $0.2 million, or 1.2%, compared to the 2002 Quarter, but decreased as a percentage of rooms revenues to 24.2% from 24.6% in the 2002 Quarter. The dollar increase was attributable to the increased number of occupied rooms compared to the 2002 Quarter.

Food and beverage operating expenses decreased $0.3 million, or 1.4%, compared to the 2002 Quarter, and decreased as a percentage of food and beverage revenues to 75.3% from 75.8%. The decrease was attributable to lower food and beverage volumes as well as improved food purchasing programs.

Other operating expenses remained stable at $0.7 million, compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 5.1% from 5.5%.

General, administrative and sales expenses increased $3.1 million, or 9.4%, over the 2002 Quarter, and increased as a percentage of total revenues to 32.8% from 30.7%. The increase was primarily attributable to a significant increase in property insurance and worker's compensation costs, as well as smaller increases in a number of items, including natural gas charges, incentive compensation, franchise fees, sales salaries, credit card commissions, guest frequency programs and promotional expenses.

Repairs and maintenance expenses increased slightly by $0.1 million, and remained stable as a percentage of revenues, at 4.1%.

Depreciation and amortization expenses decreased $0.5 million, or 3.8%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 11.4% from 12.1%. The decrease is primarily attributable to our cessation of new development.

Income from operations remained stable at $18.2 million, but decreased as a percentage of revenues to 16.5% from 16.9% in the 2002 Quarter.

Interest expense and amortization of deferred financing fees, net of interest income increased by $0.4 million, or 2.4%, from the 2002 Quarter, but remained stable as a percentage of total revenues at 15.8%.

Net income was $1.0 million in the 2003 Quarter and $1.2 million in the 2002 Quarter, as increased revenues were offset by increases in operating costs as discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At April 4, 2003, we had $40.0 million of cash and equivalents and $11.5 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements.

Operating activities provided $23.7 million for the 2003 Quarter compared to $8.2 million for the 2002 Quarter. This change is primarily attributable to the effect of the change in interest payment dates for our First Mortgage Notes and resulting accrual related to the refinancing of our long-term debt discussed below and a decrease in our prepaid expenses, partially offset by an increase in accounts receivable and a decrease in accounts payable.

We incurred capital expenditures of $3.1 million and $4.7 million (approximately $1.3 million of which was related to correcting the moisture related issues discussed below), respectively, for the 2003 Quarter and the 2002 Quarter. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of April 4, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem.

We will continue to vigorously pursue collection of these costs. Currently a trial is set for the fall of 2003. Our total cumulative depreciation charge through April 4, 2003, was $7.6 million, which we recorded in fiscal 2002 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

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

At April 4, 2003, our total debt was $804.4 million compared with $806.3 million at the end of 2002 and $808.4 million at the end of the 2002 Quarter. The decrease is attributable to the $4.0 million reduction of existing debt since the end of the 2002 Quarter. The current portion of long-term debt was $13.8 million, compared with $13.7 million at the end of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB

Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and will reclassify our 2002 and 2001 extraordinary items to a loss on extinguishment caption classified in other expense.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. We adopted this standard in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

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

We are self-insured for various levels of general liability, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

                           FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

     - General economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

     - The impact of Severe Acute Respiratory Syndrome (SARS) or any other serious communicable diseases on travel, particularly if cases significantly increase or spread beyond the currently affected areas;

     -    Competition;

     -    Changes in operating costs, particularly energy and labor costs;

     -    Unexpected events, such as the September 11, 2001 terrorist attacks;

     - Risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;

     -    Seasonality of the hotel business;

     -    Cyclical over-building in the hotel and leisure industry;

     - Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions; and

     -    Costs of complying with applicable state and federal regulations.

These risks and uncertainties, as well as the risks described in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or revise publicly any forward looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

      SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following table sets forth, as of April 4, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group." Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                         Trailing 12 Months Ended April 4, 2003

                                                                           Management           Total
                                                      Collateral           Operations         Restricted
                                                      Hotels (30)            Groups             Group
                                                      --------------------------------------------------
Statement of Operations Data:

Operating Revenues                                     $ 270,298            $ 9,765  (a)      $ 280,063

Operating Expenses:

  Direct Operating Costs and
     Expenses                                             99,605                  -              99,605

  General, Administrative, Sales
     and Management Expenses (b)                          89,127               (144) (c)         88,983

  Repairs and Maintenance                                 11,301                  -              11,301

  Depreciation and Amortization                           30,408                708              31,116
                                                       ------------------------------------------------

Total Operating Expenses                                 230,441                564             231,005
                                                       ------------------------------------------------

Income from Operations                                 $  39,857            $ 9,201           $  49,058
                                                       ================================================

Operating Data:
  Occupancy                                                 63.9%
  Average Daily Room Rate                              $   94.79
  RevPAR                                               $   60.57

(a) Represents management revenues derived from the 17 non-collateral hotels and the ten managed hotels.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of April 4, 2003:

                                                                                                                   Fair
  EXPECTED MATURITY DATE                                                                    There-                Value
       (in millions)               2003(d)      2004        2005      2006       2007       After       Total       (e)
Long-Term Debt (a)

  $510 Million 1st
     Mortgage Notes                $    -      $   -       $    -     $   -      $   -      $  499      $ 499      $521
  Average interest rate (b)           8.9%       8.9%         8.9%      8.9%       8.9%        8.9%       8.9%

  Other fixed-rate debt
     obligations                   $   13      $   7       $    7     $  28      $  43      $  170      $ 268      $266
  Average interest rate (b)           8.7%       8.2%         8.2%      7.8%       8.4%        8.7%       8.5%

  Other variable-rate debt
     obligations                   $    1      $   1       $    1     $  10      $   -      $   24      $  37      $ 37
  Average interest rate (c)           4.8%       4.8%         4.8%      4.8%       4.8%        4.8%       4.8%

(a)      Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 4, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2003 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair market value, while a one percentage point change in the 8-7/8% used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $13 million.

Item 4.  CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. Our general partner's chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of May 9, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

         Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our general partner's chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         99.1 Certification Statement of Chief Executive Officer and Chief Financial Officer of general partner

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereto duly authorized.

                                  JOHN Q. HAMMONS HOTELS, L.P.

                                  By: John Q. Hammons Hotels, Inc.
                                      its General Partner

                                  By:    /s/ John Q. Hammons
                                      -----------------------------------------
                                      John Q. Hammons, Chairman,
                                      Founder, and Chief Executive Officer

                                  By:    /s/ Paul E. Muellner
                                      -----------------------------------------
                                      Paul E. Muellner, Chief Financial Officer

                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION III

                                  By:    /s/ John Q. Hammons
                                      -----------------------------------------
                                      John Q. Hammons, Chairman,
                                      Founder, and Chief Executive Officer

                                  By:    /s/ Paul E. Muellner
                                      -----------------------------------------
                                      Paul E. Muellner, Chief Financial Officer

Dated: May 16, 2003

                                 CERTIFICATIONS

I, John Q. Hammons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  May 16, 2003

                                        /s/ John Q. Hammons
                                        ----------------------------------------
                                        John Q. Hammons, Chief Executive Officer

I, Paul E. Muellner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation III;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  May 16, 2003

                                       /s/ Paul E. Muellner
                                       -----------------------------------------
                                       Paul E. Muellner, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                                 Exhibit
-----------                                                 -------
   99.1            Certification Statement of Chief Executive Officer and Chief Financial Officer of general partner