Form 10-Q
period 2003-07-04
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2003-08-15
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                   43-1523951
                    MISSOURI                                   33-1006528
 (State or other jurisdiction of incorporation                (IRS Employer
                or organization)                           Identification No.)


                           300 JOHN Q. HAMMONS PARKWAY
                                    SUITE 900
                              SPRINGFIELD, MO 65806
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (417) 864-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------          -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X
    -------          -------

PART I -- FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS


                                                                                    JULY 4, 2003       JANUARY 3, 2003
                                                                                    ------------       ---------------
CURRENT ASSETS:                                                                     (UNAUDITED)
    Cash and equivalents                                                            $      33,885       $      21,774

    Restricted cash                                                                         2,502               1,103

    Marketable securities                                                                  12,171              12,481

    Receivables:
      Trade, less allowance for doubtful accounts of $231                                   7,580               9,034
      Other                                                                                   272                 441
      Management fees - related party                                                         269                 152

    Inventories                                                                             1,147               1,151

    Prepaid expenses and other                                                              2,663               5,884
                                                                                    -------------       -------------

      Total current assets                                                                 60,489              52,020
                                                                                    -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                  62,061              62,035
    Buildings and improvements                                                            751,181             751,092
    Furniture, fixture and equipment                                                      330,369             327,079
    Construction in progress                                                                3,109                  98
                                                                                    -------------       -------------

                                                                                        1,146,720           1,140,304

    Less-accumulated depreciation and amortization                                       (396,899)           (371,838)
                                                                                    -------------       -------------

                                                                                          749,821             768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $17,818 and
    $15,010 of restricted cash as of July 4, 2003
    January 3, 2003, respectively                                                          41,123              39,486
                                                                                    -------------       -------------

TOTAL ASSETS                                                                        $     851,433       $     859,972
                                                                                    =============       =============


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                             LIABILITIES AND EQUITY

                                                JULY 4, 2003       JANUARY 3, 2003
                                                ------------       ---------------
LIABILITIES:                                     (UNAUDITED)
    Current portion of long-term debt           $       7,734       $      13,683

    Accounts payable                                    3,009               5,041

    Accrued expenses:
      Payroll and related benefits                      5,992               7,199
      Sales and property taxes                         15,294              12,500
      Insurance                                         2,102               1,903
      Interest                                          6,307               6,382
      Utilities, franchise fees and other               7,924               7,764
                                                -------------       -------------
         Total current liabilities                     48,362              54,472

    Long-term debt                                    788,471             792,659
    Other obligations                                   2,667               2,443
                                                -------------       -------------
         Total liabilities                            839,500             849,574
                                                -------------       -------------

COMMITMENTS AND CONTINGENCIES

EQUITY:
    Contributed capital                                96,454              96,452
    Partners' and other deficits, net                 (84,588)            (86,109)
    Accumulated other comprehensive income                 67                  55
                                                -------------       -------------
         Total equity                                  11,933              10,398
                                                -------------       -------------

TOTAL LIABILITIES AND EQUITY                    $     851,433       $     859,972
                                                =============       =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (000's omitted)

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 JULY 4, 2003       JUNE 28, 2002        JULY 4, 2003       JUNE 28, 2002
                                                 ------------       -------------        ------------       -------------
REVENUES:
    Rooms                                       $      68,959       $      71,551       $     136,362       $     137,041
    Food and beverage                                  27,390              30,101              56,529              59,388
    Meeting room, related party management
      fee and other                                    12,315              13,509              25,903              26,161
                                                -------------       -------------       -------------       -------------
      Total revenues                                  108,664             115,161             218,794             222,590

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                            17,046              17,712              33,326              33,768
      Food and beverage                                21,982              23,219              43,888              45,374
      Other                                               701                 896               1,393               1,605

    General, administrative, sales and
      management expenses                              33,747              34,770              69,822              67,779

    Repairs and maintenance                             4,585               4,602               9,038               8,957

    Depreciation and amortization                      12,586              13,096              25,067              26,088
                                                -------------       -------------       -------------       -------------

      Total operating expenses                         90,647              94,295             182,534             183,571
                                                -------------       -------------       -------------       -------------

INCOME FROM OPERATIONS                                 18,017              20,866              36,260              39,019

OTHER INCOME (EXPENSE):
    Other income                                            -                   -                 175                   -
    Interest income                                       156                 194                 335                 448
    Interest expense and amortization of
      deferred financing fees                         (17,595)            (18,232)            (35,207)            (35,484)
    Extinguishment of debt costs                            -              (6,792)                  -              (6,792)
                                                -------------       -------------       -------------       -------------

NET INCOME (LOSS)                               $         578       $      (3,964)      $       1,563       $      (2,809)
                                                =============       =============       =============       =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)


                                                         CONTRIBUTED           PARTNERS' AND OTHER        Accumulated
                                                           CAPITAL               EQUITY (DEFICIT)            Other
                                                  ------------------------  -------------------------
                                  Comprehensive     General      Limited      General       Limited      Comprehensive
                                      Income        Partner      Partner      Partner       Partner          Income        Total
                                 ---------------  -----------  -----------  -----------   -----------   ---------------  ----------
BALANCE, January 3, 2003                          $    96,452  $        -   $   (91,968)  $     5,859   $            55  $   10,398
Distributions                                              -            -           (90)           -                 -          (90)
Issuance of general partner's
     treasury stock                                         2           -            48            -                 -           50
Net income                       $         1,563           -            -           376         1,187                -        1,563
Unrealizable appreciation on
     marketable securities                    12           -            -            -             -                 12          12
                                 ---------------
Comprehensive income             $         1,575
                                 ===============
                                                  -----------  -----------  -----------   -----------   ---------------  ----------
BALANCE, July 4, 2003                             $    96,454  $        -   $   (91,634)  $     7,046   $            67  $   11,933
                                                  ===========  ===========  ===========   ===========   ===============  ==========
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                      SIX MONTHS ENDED
                                                                              JULY 4, 2003       JUNE 28, 2002
                                                                              ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $       1,563       $      (2,809)

Adjustment to reconcile net income (loss) to cash provided by operating activities:
        Depreciation, amortization and loan cost amortization                       25,998              27,102
        Extinguishment of debt costs                                                     -               6,792
        Non-cash director compensation                                                  50                  50

Changes in certain assets and liabilities:
        Restricted cash                                                             (1,399)             (1,456)
        Receivables                                                                  1,506                 251
        Inventories                                                                      4                 158
        Prepaid expenses and other                                                   3,221               1,415
        Accounts payable                                                            (2,032)               (939)
        Accrued expenses                                                             1,871                 163
        Other obligations                                                              224                 264
                                                                             -------------       -------------
              Net cash provided by operating activities                             31,006              30,991
                                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                         (6,146)            (12,365)
        Franchise fees and other                                                    (2,844)             (2,315)
        Sale (purchase) of marketable securities                                       322              (5,145)
                                                                             -------------       -------------
              Net cash used in investing activities                                 (8,668)            (19,825)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowings                                                         -             510,000
        Repayments of debt                                                         (10,137)           (501,406)
        Debt offering costs                                                              -             (13,640)
        Debt redemption costs                                                            -              (3,458)
        Distributions to partners                                                      (90)                (90)
                                                                             -------------       -------------
              Net cash used in financing activities                                (10,227)             (8,594)
                                                                             -------------       -------------
              Increase in cash and equivalents                                      12,111               2,572

CASH AND EQUIVALENTS, beginning of period                                           21,774              32,298
                                                                             -------------       -------------
CASH AND EQUIVALENTS, end of period                                          $      33,885       $      34,870
                                                                             =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                       $      34,403       $      41,206
                                                                             =============       =============


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and its wholly owned subsidiaries, consisting of John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

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

We are directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises that transferred or contributed net assets to us. Accordingly, the accompanying financial statements present, as a combination of entities under common control.

All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to be in control of us.

2.       GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2003, which included financial statements for the fiscal years ended January 3, 2003, December 28, 2001, and December 29, 2000.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of July 4, 2003, unrealized holding gains were approximately $67,000, and are included as a separate component of equity until realized.

3.       ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective

December 30, 2000, we redeemed 1,271,581 partnership units held by our general partner for funds we advanced to our general partner to repurchase its common stock. Effective January 4, 2003, and December 29, 2001, we sold 7,550 and 11,760 partnership units, respectively, to our general partner. The number of units exchanged is equivalent to the number of shares repurchased or sold, as outlined by our Partnership Agreement. As a result, as of July 4, 2003, and June 28, 2002, Mr. Hammons' limited partnership interest remained constant at approximately 76%, while our general partner's interest is approximately 24%.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of July 4, 2003, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute $150,000 each year to our general partner for state franchise taxes. Through the first six months of 2003, we distributed $90,000 of this amount.

4.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and reclassified our 2002 extraordinary item to extinguishment of debt costs classified in other income (expense).

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

5.       LONG-TERM DEBT

In May 2002, we refinanced our $300 million 8-7/8% First Mortgage Notes due February 2004, and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as construction financing on five of our properties, with new $510 million 8-7/8% First Mortgage Notes, interest payable May 15th and November 15th, and principal due May 2012. In conjunction with this refinancing we incurred aggregate early extinguishment of debt charges of approximately $7.4 million. These charges were recorded in the second quarter of 2002 ($6.792 million) and the third quarter of 2002 ($0.591 million), as these costs became known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "we," "us," "our" and other references to our company refer to our general partner, John Q. Hammons Hotels, Inc., and to John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation III, including all of our subsidiaries.

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide in-house development services, which include internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended July 4, 2003 (the "2003 Quarter") and June 28, 2002 (the "2002 Quarter"). The results of operations for the three-month and six-month periods ended July 4, 2003 are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $108.7 million, a decrease of $6.5 million, or 5.6%, compared to the 2002 Quarter, primarily as a result of general economic conditions. The continuing economic slowdown and related decline in travel continued to be reflected in lower revenues in all three segments of our business.

Rooms revenues decreased $2.6 million, or 3.6%, from the 2002 Quarter, but increased as a percentage of total revenues, to 63.5% from 62.2%. The dollar decrease was primarily due to the effects of the economic slowdown reflected primarily in the association and corporate group travel segments of our business. Our average room rate increased slightly to $99.21 compared to the 2002 Quarter average room rate of $99.11. In comparison, the average room rate for the hotel industry was $82.87 in the 2003 Quarter, down 1.3% from the 2002 Quarter, based on information from Smith Travel Research. Our occupancy for the 2003 Quarter decreased to 65.7%, or 2.5 percentage points compared to the 2002 Quarter. Occupancy for the hotel industry was 61.9%, down 1.9 percentage points from the 2002 Quarter. Our Revenue Per Available Room (RevPAR) was $65.16 in the 2003 Quarter, down 3.6% from $67.58 in the 2002 Quarter. RevPAR for the hotel industry was $51.31, down 3.2% from the 2002 Quarter.

Food and beverage revenues decreased $2.7 million, or 9.0% compared to the 2002 Quarter, and decreased as a percentage of total revenues, to 25.2% from 26.1% in the 2002 Quarter. The decrease was related to the decrease in travel described above.

Meeting room rental, related party management fee and other revenues decreased $1.2 million, or 8.9%, from the 2002 Quarter, and decreased as a percentage of revenues, to 11.3% from 11.7%, as the result of decreased association and corporate group travel.

Rooms operating expenses decreased $0.7 million, or 4.0%, compared to the 2002 Quarter, and decreased slightly as a percentage of rooms revenues to 24.6% from 24.7%.

Food and beverage operating expenses decreased $1.2 million, or 5.2%, compared to the 2002 Quarter, but increased as a percentage of food and beverage revenues, to 80.3% from 77.1%. The percentage increase was attributable to certain food and labor costs that do not vary as food and beverage sales volumes related to the association and corporate group travel business segments decline.

Other operating expenses decreased slightly to $0.7 million compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 5.7% from 6.7%.

General, administrative and sales expenses decreased $1.1 million, or 3.2%, from the 2002 Quarter, but increased as a percentage of total revenues to 31.0% from 30.2%. The dollar decrease was primarily attributable to decreases in franchise fees, property taxes and various administrative costs, partially offset by increases in guest frequency program costs, rising natural gas prices and insurance costs.

Repairs and maintenance expenses remained stable at $4.6 million, compared to the 2002 Quarter, and increased slightly as a percentage of revenues, to 4.2% from 4.0% in the 2002 Quarter.

Depreciation and amortization expenses decreased by $0.5 million, or 3.8%, compared to the 2002 Quarter, but increased slightly as a percentage of revenues to 11.6% from 11.4%. The dollar decrease related to our cessation of new hotel development.

Income from operations decreased by $2.9 million, or 13.9%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 16.6% from 18.1%. The decrease is primarily attributable to decreased revenues, without corresponding decreases in certain fixed expense items, including natural gas prices and guest frequency program costs.

Net income (loss) was $0.6 million of income in the 2003 Quarter, compared to a loss of $4.0 million in the 2002 Quarter. The variation related to the effect of expenses for the early extinguishment of debt in the 2002 Quarter (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012), in addition to the items discussed above.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion addresses results of operations for the six-month periods ended July 4, 2003 (the "2003 Six Months"), and June 28, 2002 (the "2002 Six Months").

Total revenues decreased to $218.8 million in the 2003 Six Months from $222.6 million in the 2002 Six Months, a decrease of $3.8 million or 1.7%. The decrease is attributable to ongoing weaknesses in the association and corporate group travel segments of our business.

Rooms revenues decreased to $136.4 million in the 2003 Six Months from $137.0 million in the 2002 Six Months, a decrease of $0.6 million or 0.4%, reflected primarily in the association and corporate group travel segments of our business. Rooms revenues as a percentage of total revenues increased slightly, to 62.3%, compared to 61.5% in the 2002 Six Months. Our average room rate increased to $100.29 in the 2003 Six Months from $99.11 in the 2002 Six Months, an increase of $1.18, or 1.2%. Occupancy decreased slightly to 64.2% in the 2003 Six Months from 65.3% in the 2002 Six Months, a decrease of 1.1 percentage points. Our revenue per available room (RevPAR) was $64.43 in the 2003 Six Months, down 0.4% from the 2002 Six Months. RevPAR for the hotel industry was $48.70, down 2.5% from the 2002 Six Months.

Food and beverage revenues decreased to $56.5 million in the 2003 Six Months from $59.4 million in the 2002 Six Months, a decrease of $2.9 million, or 4.9%, and decreased as a percentage of total revenues to 25.8% from 26.7% in the 2002 Six Months. The decrease related to the decreased association and corporate group travel discussed above.

Meeting room rental, related party management fee and other revenues decreased to $25.9 million in the 2003 Six Months from $26.2 million in the 2002 Six Months, a decrease of $0.3 million or 1.1%. Meeting room rental, related party management fee and other revenues remained stable as a percentage of total revenues at 11.8%. The dollar decrease was the result of decreased association and corporate group travel.

Rooms operating expenses decreased to $33.3 million in the 2003 Six Months from $33.8 million in the 2002 Six Months, a decrease of $0.5 million, or 1.5%. This expense decreased slightly as a percentage of rooms revenue, to 24.4% from 24.7% in the 2002 Six Months. The decrease was attributable to reduced labor and other costs directly related to the reduction in occupied rooms in the 2003 Six Months compared to the 2002 Six Months.

Food and beverage operating expenses decreased to $43.9 million in the 2003 Six Months from $45.4 million in the 2002 Six Months, a decrease of $1.5 million, or 3.3%, as the result of decreased food and beverage revenues. These expenses increased as a percentage of food and beverages revenues in the 2003 Six Months to 77.7%, from 76.4% in the 2002 Six Months, as the result of fixed food and labor costs that do not vary as food and beverage sales related to the association and corporate group travel business decline.

Other operating expenses decreased to $1.4 million in the 2003 Six Months, from $1.6 million in the 2002 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.4% in the 2003 Six Months from 6.1% in the 2002 Six Months.

General, administrative and sales expenses increased to $69.8 million in the 2003 Six Months from $67.8 million in the 2002 Six Months, an increase of $2.0 million, or 2.9%, and increased as a percentage of total revenues to 31.9% from 30.5% in the 2002 Six Months. The increase was primarily attributable to increased guest frequency programs, natural gas prices and insurance costs, partially offset by decreases in franchise fees, property taxes and various administrative costs.

Repairs and maintenance expenses remained stable at $9.0 million compared to the 2002 Six Months, and increased slightly as a percentage of revenues to 4.1% from 4.0% in the 2002 Six Months.

Depreciation and amortization expenses decreased to $25.1 million in the 2003 Six Months from $26.1 million in the 2002 Six Months, a decrease of $1.0 million, or 3.8%, and decreased as a percentage of total revenues to 11.5% from 11.7% in the 2002 Six Months. The decrease was related to cessation of new hotel development.

Income from operations was $36.3 million in the 2003 Six Months compared to $39.0 million in the 2002 Six Months, a decrease of $2.7 million, or 6.9%. As a percentage of revenue, income from operations decreased to 16.6% in the 2003 Six Months from 17.5% in the 2002 Six Months.

Net income (loss) was $1.6 million of income in the 2003 Six Months, compared to a $2.8 million loss in the 2002 Six Months. The variation related to the effect of expenses for the early extinguishment of debt in the 2002 Six Months (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012), in addition to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity, and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and to make distributions to fund some of the taxes allocable to partners.

At July 4, 2003, we had $33.9 million of cash and equivalents and $12.2 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements.

Cash from operating activities remained stable at $31.0 million for the 2003 Six Months and the 2002 Six Months, as the result of increases in net income, prepaid expenses and accrued expenses, which were offset by decreases in debt extinguishment costs, depreciation costs and accounts payable.

We incurred capital expenditures of $6.1 million and $12.4 million (approximately $2.9 million of which was related to correcting the moisture related issues discussed below), respectively, for the 2003 Six Months and the 2002 Six Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of July 4, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem.

We will continue to vigorously pursue collection of these costs. Currently a trial is set for January of 2004. Our total cumulative depreciation charge through July 4, 2003, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

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

At July 4, 2003, our total debt was $796.2 million compared with $806.3 million at the end of 2002. The decrease is attributable to the $10.1 million reduction of existing debt (including the prepayment of a 9-1/4% note for $6.3 million due in the fourth quarter of 2003) since the end of 2002. The current portion of long-term debt was $7.7 million, compared with $13.7 million at the end of 2002.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and reclassified our 2002 extraordinary item to extinguishment of debt costs classified in other income (expense).

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

         o General economic conditions; including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;
         o The impact of any serious communicable diseases on travel, including any increase or further spread in Severe Acute Respiratory Syndrome (SARS);
         o    Competition;
         o    Changes in operating costs, particularly energy and labor costs;
         o    Unexpected events, such as terrorist attacks or outbreaks of war;
         o Risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;
         o    Seasonality of the hotel business;
         o    Cyclical over-building in the hotel and leisure industry;
         o Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions; and
         o    Costs of complying with applicable state and federal regulations.

These risks and uncertainties, as well as the risk factors discussed in our Form 10-K should be considered in evaluating any forward-looking statements contained in this Form 10-Q. We undertake no obligation to update or revise publicly any forward looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following table sets forth, as July 4, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.



                      TRAILING 12 MONTHS ENDED JULY 4, 2003

                                                         Management             Total
                                        Collateral       Operations        Restricted
                                       Hotels (30)           Groups             Group
                                       -----------      -----------       -----------
Statement of operations data:
Operating revenues                     $   265,661      $     9,767  (a)  $   275,428
Operating expenses:
   Direct operating costs and
     expenses                               98,407                -            98,407
   General, administrative, sales
     and management expenses (b)            88,573             (261) (c)       88,312
   Repairs and maintenance                  11,247                -            11,247
   Depreciation and amortization            30,352              724            31,076
                                       -----------      -----------       -----------
Total operating expenses                   228,579              463           229,042
                                       -----------      -----------       -----------
Income from operations                 $    37,082      $     9,304       $    46,386
                                       ===========      ===========       ===========

Operating data:

 Occupancy                                    63.1%
 Average daily room rate               $     94.60
 RevPar                                $     59.69

(a) Represents management revenues derived from the 17 non-collateral hotels and the eleven managed hotels.

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

                     TRAILING 12 MONTHS ENDED JUNE 28, 2002


                                                         Management             Total
                                        Collateral       Operations        Restricted
                                       Hotels (30)           Groups             Group
                                       -----------      -----------       -----------
Statement of operations data:
Operating revenues                     $   262,304      $     9,252  (a)  $   271,556
Operating expenses:
   Direct operating costs and
     expenses                               98,096                -            98,096
   General, administrative, sales
     and management expenses (b)            83,764           (1,478) (c)       82,286
   Repairs and maintenance                  10,917                -            10,917
   Depreciation and amortization            35,203              720            35,923
                                       -----------      -----------       -----------
Total operating expenses                   227,980             (758)          227,222
                                       -----------      -----------       -----------
Income from operations                 $    34,324      $    10,010       $    44,334
                                       ===========      ===========       ===========

Operating data:

 Occupancy                                    63.4%
 Average daily room rate               $     94.00
 RevPar                                $     59.60

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of July 4, 2003:

                                                                             EXPECTED MATURITY DATE
                                                                                 (in millions)
                                                                                                                             Fair
                                                                                                       There-                Value
                                              2003(d)       2004        2005      2006      2007       After       Total      (e)
Long-Term Debt(a)

 $510 Million 1st Mortgage Notes              $     -     $     -     $     -    $    -   $      -    $   499    $   499    $   528
    Average interest rate (b)                    8.9%        8.9%        8.9%      8.9%       8.9%       8.9%       8.9%

 Other fixed-rate debt obligations            $     7     $     7     $     8    $   29   $     42    $   167    $   260    $   258
    Average interest rate (b)                     8.2%        8.2%        8.2%      7.8%       8.4%       8.7%       8.5%

 Other variable-rate debt obligations         $     1     $     1     $     1    $   10   $      -    $    24    $    37    $    37
    Average interest rate (c)                    4.6%        4.6%        4.6%      4.6%       4.6%       4.6%       4.6%

(a)      Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 4, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2003 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par on the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $13 million.

ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 4, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

                  Not Applicable

ITEM 5.  Other Information

                  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

Form 8-K to furnish Press Release announcing July 4, 2003 results, filed August 12, 2003.

                                   SIGNATURE


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

                                       JOHN Q. HAMMONS HOTELS, L.P.

                                       By:  John Q. Hammons Hotels, Inc.
                                            its General Partner

                                       By:  /s/ John Q. Hammons
                                          --------------------------------------
                                            John Q. Hammons, Chairman,
                                            Founder, and Chief Executive Officer

                                       By:  /s/ Paul E. Muellner
                                          --------------------------------------
                                            Paul E. Muellner, Chief Financial
                                            Officer (Principal Financial
                                            Officer)


                                       JOHN Q. HAMMONS HOTELS FINANCE
                                       CORPORATION III

                                       By:  /s/ John Q. Hammons
                                          --------------------------------------
                                            John Q. Hammons, Chairman,
                                            Founder, and Chief Executive Officer

                                       By:  /s/ Paul E. Muellner
                                          --------------------------------------
                                            Paul E. Muellner, Chief Financial
                                            Officer (Principal Financial
                                            Officer)

Dated: August 15, 2003

                                  EXHIBIT INDEX


EXHIBIT NO.       TITLE

31.1 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Financial Officer

32 Section 1350 Certification of general partner's Chief Executive Officer and Chief Financial Officer