Form 10-Q
period 2003-10-03
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2003-11-14
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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
                                 (000's omitted)

                                     ASSETS

                                                                           OCTOBER 3, 2003       JANUARY 3, 2003
                                                                           ---------------       ---------------
                                                                             (UNAUDITED)
CURRENT ASSETS:

       Cash and equivalents                                                  $    49,057           $    21,774

       Restricted cash                                                             1,422                 1,103

       Marketable securities                                                      14,749                12,481

       Receivables:
                Trade, less allowance for doubtful accounts of $231               10,923                 9,034
                Other                                                                923                   441
                Management fees -related party                                       294                   152

       Inventories                                                                 1,109                 1,151

       Prepaid expenses and other                                                    383                 5,884
                                                                             -----------           -----------

                Total current assets                                              78,860                52,020
                                                                             -----------           -----------

PROPERTY AND EQUIPMENT, at cost:
       Land and improvements                                                      62,100                62,035
       Buildings and improvements                                                751,668               751,092
       Furniture, fixture and equipment                                          333,620               327,079
       Construction in progress                                                    3,055                    98
                                                                             -----------           -----------

                                                                               1,150,443             1,140,304

       Less-accumulated depreciation and amortization                           (409,748)             (371,838)
                                                                             -----------           -----------

                                                                                 740,695               768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
       including $19,156 and $15,010 of restricted cash
       as of October 3, 2003 and January 3, 2003, respectively                    41,554                39,486
                                                                             -----------           -----------

TOTAL ASSETS                                                                 $   861,109           $   859,972
                                                                             ===========           ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                             LIABILITIES AND EQUITY


                                                 OCTOBER 3, 2003     JANUARY 3, 2003
                                                 ---------------     ---------------
                                                  (UNAUDITED)
LIABILITIES:

   Current portion of long-term debt               $   7,576           $  13,683

   Accounts payable                                    3,915               5,041

   Accrued expenses:
      Payroll and related benefits                     8,265               7,199
      Sales and property taxes                        15,324              12,500
      Insurance                                        2,092               1,903
      Interest                                        17,362               6,382
      Utilities, franchise fees and other              9,474               7,764
                                                   ---------           ---------
         Total current liabilities                    64,008              54,472

   Long-term debt                                    781,597             792,659
   Other obligations                                   2,778               2,443
                                                   ---------           ---------
         Total liabilities                           848,383             849,574
                                                   ---------           ---------

COMMITMENTS AND CONTINGENCIES

EQUITY:
   Contributed capital                                96,458              96,452
   Partners' and other deficits, net                 (83,778)            (86,109)
   Accumulated other comprehensive income                 46                  55
                                                   ---------           ---------
      Total equity                                    12,726              10,398
                                                   ---------           ---------

TOTAL LIABILITIES AND EQUITY                       $ 861,109           $ 859,972
                                                   =========           =========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (000's omitted)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       OCT. 3, 2003      SEPT. 27, 2002       OCT. 3, 2003       SEPT. 27, 2002
                                                       ------------      --------------       ------------       --------------
REVENUES:
    Rooms                                               $  70,664           $  68,938           $ 207,026           $ 205,979
    Food and beverage                                      26,096              24,950              82,625              84,338
    Meeting room, related party
     management fee and other                              12,091              12,021              37,994              38,182
                                                        ---------           ---------           ---------           ---------
      Total revenues                                      108,851             105,909             327,645             328,499

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                17,369              17,731              50,695              51,499
      Food and beverage                                    20,159              20,697              64,047              66,071
      Other                                                   706                 840               2,099               2,445

    General, administrative and sales expenses             34,818              34,963             104,640             102,742

    Repairs and maintenance                                 4,595               4,555              13,633              13,512

    Depreciation and amortization                          12,818              13,203              37,885              39,291
                                                        ---------           ---------           ---------           ---------

      Total operating expenses                             90,465              91,989             272,999             275,560
                                                        ---------           ---------           ---------           ---------

INCOME FROM OPERATIONS                                     18,386              13,920              54,646              52,939

OTHER INCOME (EXPENSE):
    Other income                                               --                  --                 175                  --
    Interest income                                           143                 308                 478                 756
    Interest expense and amortization
      of deferred financing fees                          (17,410)            (17,931)            (52,617)            (53,415)
    Extinguishment of debt costs                             (318)               (591)               (318)             (7,383)
                                                        ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                       $     801           $  (4,294)          $   2,364           $  (7,103)
                                                        =========           =========           =========           =========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)

                                                       CONTRIBUTED             PARTNERS' AND OTHER
                                                         CAPITAL                 EQUITY (DEFICIT)        Accumulated
                                                  ----------------------      -----------------------       Other
                                 Comprehensive    General       Limited        General       Limited     Comprehensive
                                 Income (Loss)    Partner       Partner        Partner       Partner     Income (Loss)      Total
                                 -------------    --------      --------      ---------      --------    -------------    --------
BALANCE, January 3, 2003                          $ 96,452      $     --      $(91,968)      $  5,859      $     55       $ 10,398
Distributions                                           --            --          (120)            --            --           (120)
Issuance of general partner's
     treasury stock                                      6            --            87             --            --             93
Net income                         $  2,364             --            --           569          1,795            --          2,364
Unrealizable depreciation on
     marketable securities               (9)            --            --            --             --            (9)            (9)
                                   --------
Comprehensive income               $  2,355
                                   ========
                                                  --------      --------      ---------      --------      --------       --------
BALANCE, October 3, 2003                          $ 96,458      $     --      $(91,432)      $  7,654      $     46       $ 12,726
                                                  ========      ========      =========      ========      ========       ========
(unaudited)



            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                      NINE MONTHS ENDED
                                                                                OCT. 3, 2003      SEPT. 27, 2002
                                                                                ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $   2,364           $  (7,103)

Adjustment to reconcile net income (loss) to cash provided by operating activities:
  Depreciation, amortization and loan cost amortization                             39,285              40,760
  Extinguishment of debt costs                                                         318               7,383
  Non-cash director compensation                                                        50                  50

Changes in certain assets and liabilities:
  Restricted cash                                                                     (319)               (421)
  Receivables                                                                       (2,513)               (285)
  Inventories                                                                           42                 120
  Prepaid expenses and other                                                         5,501               1,621
  Accounts payable                                                                  (1,126)             (2,069)
  Accrued expenses                                                                  16,769              11,561
  Other obligations                                                                    335                 491
                                                                                 ---------           ---------
     Net cash provided by operating activities                                      60,706              52,108
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                                               (9,694)            (19,786)
  Franchise fees, restricted cash and other                                         (4,154)             (2,839)
  Purchase of marketable securities                                                 (2,277)             (5,075)
                                                                                 ---------           ---------
     Net cash used in investing activities                                         (16,125)            (27,700)
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of general partner's treasury stock                            43                  --
  Proceeds from borrowings                                                              --             510,000
  Repayments of debt                                                               (17,169)           (510,399)
  Debt offering costs                                                                   --             (13,730)
  Debt redemption costs                                                                (52)             (4,061)
  Distributions to partners                                                           (120)               (120)
                                                                                 ---------           ---------
     Net cash used in financing activities                                         (17,298)            (18,310)
                                                                                 ---------           ---------
     Increase in cash and equivalents                                               27,283               6,098

CASH AND EQUIVALENTS, beginning of period                                           21,774              32,298
                                                                                 ---------           ---------
CASH AND EQUIVALENTS, end of period                                              $  49,057           $  38,396
                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                           $  40,318           $  47,652
                                                                                 =========           =========
UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                                 $      (9)          $      --
                                                                                 =========           =========

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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of October 3, 2003, unrealized holding gains were approximately $46,000, and are included as a separate component of equity until realized.

3.       ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, we redeemed 1,271,581 partnership units held by our general partner for funds we advanced to our general partner to repurchase its common stock. Effective January 4, 2003, and December 29, 2001, we sold 7,550 and 11,760 partnership units, respectively, to our general partner. The number of units exchanged is equivalent to the number of shares repurchased or sold, as outlined by our Partnership Agreement. As a result, as of October 3, 2003, and September 27, 2002, Mr. Hammons' limited partnership interest remained constant at approximately 76%, while our general partner's interest was approximately 24%.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of October 3, 2003, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute $150,000 each year to our general partner for state franchise taxes. Through the first nine months of 2003, we distributed $120,000 of this amount.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply all the provisions of this interpretation to that entity no later than the first interim or annual reporting period ending after December 15, 2003. The related disclosure requirements were effective immediately. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement. We adopted this statement in the third quarter of 2003, with no material impact on our financial position, results of operation or cash flows.

5.       LONG-TERM DEBT

Since the beginning of fiscal 2003, we retired a $6.3 million note (Springdale Hampton Inn) at 9-1/4% set to mature in the fourth quarter of 2003, as well as a $5.2 million note (Denver Airport Holiday Inn) at 7-1/8%, due in the third quarter of 2015, bringing the total debt reduction for the first nine months of 2003 to slightly over $17 million. We recorded $0.3 million in extinguishment of debt costs related to these retirements.

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

6.       ASSETS CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. Given the current outlook with respect to our World Golf Village property, we commissioned an appraisal of the property to be completed prior to yearend. In the event the carrying value of the property exceeds the fair market value less the costs to sell, we will record a write down.

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

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended October 3, 2003 (the "2003 Quarter") and September 27, 2002 (the "2002 Quarter"). The results of operations for the three-month and nine-month periods ended October 3, 2003 are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $108.9 million, an increase of $3.0 million, or 2.8%, compared to the 2002 Quarter, primarily as a result of slightly improved general economic conditions, reflected in higher revenues in all three areas of our business.

Rooms revenues increased $1.8 million, or 2.6%, from the 2002 Quarter, but decreased as a percentage of total revenues, to 64.9% from 65.1%. The increase was primarily due to increases in the discount (AAA, AARP, travel agencies, etc.) and association market segments of our business. Our average room rate increased 2.4%, to $99.40 compared to the 2002 Quarter average room rate of $97.09, as average room rates for all market segments increased from the 2002 Quarter. In comparison, the average room rate for the hotel industry was $83.44 in the 2003 Quarter, up 0.4% from the 2002 Quarter, based on information from Smith Travel Research. Our occupancy for the 2003 Quarter increased to 67.2%, or
0.1 percentage point compared to the 2002 Quarter. Occupancy for the hotel industry was 65.6%, up 2.0% from the 2002 Quarter. Our Revenue Per Available Room (RevPAR) was $66.78 in the 2003 Quarter, up 2.5% from $65.12 in the 2002 Quarter. RevPAR for the hotel industry was $54.71, up 2.3% from the 2002 Quarter.

Food and beverage revenues increased $1.1 million, or 4.4%, compared to the 2002 Quarter, and increased as a percentage of total revenues, to 24.0% from 23.6% in the 2002 Quarter. The increase was related to the increase in travel in the association market segments of our business described above.

Meeting room rental, related party management fee and other revenues increased $0.1 million, or 0.8%, from the 2002 Quarter, but decreased slightly as a percentage of revenues, to 11.1% from 11.3%.

Rooms operating expenses decreased $0.3 million, or 1.7%, compared to the 2002 Quarter, and decreased as a percentage of rooms revenues to 24.6% from 25.7%. The decrease was primarily attributable to favorable workers' compensation loss experience, compared to the 2002 Quarter.

Food and beverage operating expenses decreased $0.5 million, or 2.4%, compared to the 2002 Quarter, and decreased as a percentage of food and beverage revenues, to 77.4% from 82.8%. The decrease was primarily attributable to the favorable workers' compensation loss experience described above, as well as improved management of labor expenses.

Other operating expenses decreased slightly to $0.7 million compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues to 5.8% from 6.7%.

General, administrative and sales expenses decreased $0.2 million, or 0.6%, from the 2002 Quarter, and decreased as a percentage of total revenues to 32.0% from 33.1%. The decrease was primarily attributable to decreases in franchise fees (related to the termination charges incurred in changing the brand name for one of our hotels in the 2002 Quarter) and property insurance costs, partially offset by increases in credit card commissions, costs associated with franchise frequent traveler programs and utility costs.

Repairs and maintenance expenses remained stable at $4.6 million compared to the 2002 Quarter, and decreased slightly as a percentage of revenues, to 4.2% from 4.3% in the 2002 Quarter.

Depreciation and amortization expenses decreased by $0.4 million, or 3.0%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 11.8% from 12.5%. The dollar decrease related to our cessation of new hotel development.

Income from operations increased by $4.5 million, or 32.4%, compared to the 2002 Quarter, and increased as a percentage of revenues to 16.9% from 13.1%. The increase is attributable to, among other factors, increased revenues, improved cost controls, favorable workers' compensation loss experience and reduced property insurance costs.

Net income (loss) was $0.8 million of income in the 2003 Quarter, compared to a loss of $4.3 million in the 2002 Quarter. The variation related to increased revenues and improved cost controls, as discussed above.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD

The following discussion addresses results of operations for the nine-month periods ended October 3, 2003 (the "2003 Nine Months"), and September 27, 2002 (the "2002 Nine Months").

Total revenues decreased slightly to $327.6 million in the 2003 Nine Months from $328.5 million in the 2002 Nine Months, a decrease of $0.9 million or 0.3%. The decrease is attributable to ongoing weaknesses in the association and corporate group travel market segments of our business during the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Rooms revenues increased to $207.0 million in the 2003 Nine Months from $206.0 million in the 2002 Nine Months, an increase of $1.0 million, or 0.5%, reflected primarily in the discount market segment of our business. Rooms revenues as a percentage of total revenues increased, to 63.2%, compared to 62.7% in the 2002 Nine Months. Our average room rate increased to $99.98 in the 2003 Nine Months from $98.43 in the 2002 Nine Months, an increase of $1.55, or 1.6%. Occupancy decreased to 65.2% in the 2003 Nine Months from 65.9% in the 2002 Nine Months, a decrease of 0.7 percentage point. Occupancy for the hotel industry was 60.7%, down 0.3% from the 2002 Nine Months. Our revenue per available room (RevPAR) was $65.21 in the 2003 Nine Months, up 0.6% from the 2002 Nine Months. RevPAR for the hotel industry was $50.67, down 0.8% from the 2002 Nine Months.

Food and beverage revenues decreased to $82.6 million in the 2003 Nine Months from $84.3 million in the 2002 Nine Months, a decrease of $1.7 million, or 2.0%, and decreased as a percentage of total revenues to 25.2% from 25.7% in the 2002 Nine Months. The decrease related to the decreased association and corporate group travel in the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Meeting room rental, related party management fee and other revenues decreased to $38.0 million in the 2003 Nine Months from $38.2 million in the 2002 Nine Months, a decrease of $0.2 million, or 0.5%, and remained stable as a percentage of total revenues, at 11.6%. The dollar decrease was the result of decreased association and corporate group travel in the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Rooms operating expenses decreased to $50.7 million in the 2003 Nine Months from $51.5 million in the 2002 Nine Months, a decrease of $0.8 million, or 1.6%, and decreased as a percentage of rooms revenue, to 24.5% from 25.0% in the 2002 Nine Months. The decrease was primarily attributable to reduced labor costs and favorable workers' compensation loss experience compared to the 2002 Nine Months.

Food and beverage operating expenses decreased to $64.0 million in the 2003 Nine Months from $66.1 million in the 2002 Nine Months, a decrease of $2.1 million, or 3.2% as the result of decreased food and beverage revenues. These expenses also decreased as a percentage of food and beverages revenues in the 2003 Nine Months to 77.5%, from 78.4% in the 2002 Nine Months.

Other operating expenses decreased to $2.1 million in the 2003 Nine Months, from $2.4 million in the 2002 Nine Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.5% in the 2003 Nine Months from 6.3% in the 2002 Nine Months.

General, administrative and sales expenses increased to $104.6 million in the 2003 Nine Months from $102.7 million in the 2002 Nine Months, an increase of $1.9 million, or 1.9%, and increased as a percentage of total revenues to 31.9% from 31.3% in the 2002 Nine Months. The increase was primarily attributable to increases in costs associated with franchise frequent traveler programs, utilities and credit card commissions, partially offset by decreases in franchise fees, property taxes and property insurance costs.

Repairs and maintenance expenses increased slightly to $13.6 million compared to $13.5 million in the 2002 Nine Months, and increased slightly as a percentage of revenues to 4.2% from 4.1% in the 2002 Nine Months.

Depreciation and amortization expenses decreased to $37.9 million in the 2003 Nine Months from $39.3 million in the 2002 Nine Months, a decrease of $1.4 million, or 3.6%, and decreased as a percentage of total revenues to 11.6% from 12.0% in the 2002 Nine Months. The decrease was related to cessation of new hotel development.

Income from operations was $54.6 million in the 2003 Nine Months compared to $52.9 million in the 2002 Nine Months, an increase of $1.7 million, or 3.2%. As a percentage of revenue, income from operations increased to 16.7% in the 2003 Nine Months from 16.1% in the 2002 Nine Months, as the result of reduced costs in several categories, discussed above.

Net income (loss) was $2.4 million of income in the 2003 Nine Months, compared to a $7.1 million loss in the 2002 Nine Months. The variation related to the effect of expenses for the early extinguishment of debt in the 2002 Nine Months (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012), in addition to the items discussed above.

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

At October 3, 2003, we had $49.1 million of cash and equivalents and $14.7 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements and capital expenditures.

Cash from operating activities increased to $60.7 million for the 2003 Nine Months from $52.1 million for the 2002 Nine Months, primarily attributable to the increase in net income and decrease in debt extinguishment costs and other favorable changes in certain assets and liabilities.

We incurred capital expenditures of $9.7 million and $19.8 million, respectively, for the 2003 Nine Months and the 2002 Nine Months. Approximately $4.2 million of the expenditures in the 2002 Nine Months was related to correcting the moisture related issues discussed below. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of October 3, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the 2003 Quarter, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Due to the uncertain outcome of this appeal, the parties have agreed to a settlement conference in November 2003, to attempt to dispose of all issues against the insurance carrier. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through October 3, 2003, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

At October 3, 2003, our total debt was $789.2 million compared with $806.3 million at the end of 2002. The decrease is attributable to the $17.1 million reduction of existing debt since the end of 2002 (including the prepayment of a 9-1/4% note for $6.3 million due in the fourth quarter of 2003 and prepayment of a 7-1/8% note for $5.2 million due in third quarter of 2015). The current portion of long-term debt was $7.6 million, compared with $13.7 million at the end of 2002. For the 2003 Nine Months, we incurred $0.3 million in early extinguishment of debt charges.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply all the provisions of this interpretation to that entity no later than the first interim or annual reporting period ending after December 15, 2003. The related disclosure requirements were effective immediately. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement. We adopted this statement in the third quarter of 2003, with no material impact on our financial position, results of operation or cash flows.

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

Property and equipment are stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including real estate values and estimated future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Given the current outlook with respect to our World Golf Village property, we commissioned an appraisal of the property to be completed prior to year-end. In the event the carrying value of the property exceeds the fair market value less the costs to sell, we will record a write down.

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

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following table sets forth, as October 3, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.


                    TRAILING 12 MONTHS ENDED OCTOBER 3, 2003

                                                2002        Management                 Total
                                          Collateral        Operations            Restricted
                                         Hotels (30)            Groups                 Group
                                         ----------         ----------            ----------
Statement of operations data:
Operating revenues                         $265,715           $ 10,047(a)           $275,762
Operating expenses:
   Direct operating costs and
     Expenses                                97,316                 --                97,316
   General, administrative, sales
     and management expenses (b)             87,443               (233)(c)            87,210
   Repairs and maintenance                   11,224                 --                11,224
   Depreciation and amortization             30,427                574                31,001
                                           --------           --------              --------
Total operating expenses                    226,410                341               226,751
                                           --------           --------              --------
Income from operations                     $ 39,305           $  9,706              $ 49.011
                                           ========           ========              ========

Operating data:

 Occupancy                                     62.9%
 Average daily doom rate                   $  95.15
 RevPar                                    $  59.85

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

                   TRAILING 12 MONTHS ENDED SEPTEMBER 27, 2002

                                               2002          Management                Total
                                         Collateral          Operations           Restricted
                                        Hotels (30)              Groups                Group
                                        -----------          ----------           ----------
Statement of operations data:
Operating revenues                         $264,581           $  9,448(a)           $274,029
Operating expenses:
   Direct operating costs and
     Expenses                                97,690                 --                97,690
   General, administrative, sales
     and management expenses (b)             85,670             (1,918)(c)            83,752
   Repairs and maintenance                   10,871                 --                10,871
   Depreciation and amortization             34,869                892                35,761
                                           --------           --------              --------
Total operating expenses                    229,100             (1,026)              228,074
                                           --------           --------              --------
Income from operations                     $ 35,481           $ 10,474              $ 45,955
                                           ========           ========              ========

Operating data:

 Occupancy                                     64.3%
 Average daily doom rate                   $  93.75
 RevPar                                    $  60.28

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of October 3, 2003:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                     Fair
                                                                                                There-               Value
                                         2003(d)     2004       2005       2006       2007      After      Total      (e)
Long-Term Debt(a)

 $510 Million 1st Mortgage Notes         $   --     $   --     $   --     $   --     $   --     $  499     $  499     $551
    Average interest rate (b)               8.9%       8.9%       8.9%       8.9%       8.9%       8.9%       8.9%

 Other fixed-rate debt obligations       $    6     $    7     $    8     $   28     $   41     $  163     $  253     $252
    Average interest rate (b)               8.3%       8.3%       8.3%       7.8%       8.4%       8.7%       8.5%

 Other variable-rate debt obligations    $    1     $    1     $    1     $   10     $    1     $   23     $   37     $ 37
    Average interest rate (c)               4.6%       4.6%       4.6%       4.6%       4.6%       4.6%       4.6%

         (a) Includes amounts reflected as long-term debt due within one year.

         (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

         (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 3, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of October 3, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

                  Not Applicable

ITEM 5.  Other Information

                  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

See Exhibit Index

         (b)      Reports on Form 8-K

Form 8-K to furnish Press Release announcing October 3, 2003 results, filed November 12, 2003.

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

                                       JOHN Q. HAMMONS HOTELS, L.P.

                                       By: John Q. Hammons Hotels, Inc.
                                           its General Partner

                                       By: /s/ John Q. Hammons
                                           -------------------------------------
                                           John Q. Hammons, Chairman,
                                           Founder, and Chief Executive Officer

                                       By: /s/ Paul E. Muellner
                                           -------------------------------------
                                           Paul E. Muellner, Chief Financial
                                           Officer (Principal Financial Officer)


                                       JOHN Q. HAMMONS HOTELS FINANCE
                                       CORPORATION III

                                       By: /s/ John Q. Hammons
                                           -------------------------------------
                                           John Q. Hammons, Chairman,
                                           Founder, and Chief Executive Officer

                                       By: /s/ Paul E. Muellner
                                           -------------------------------------
                                           Paul E. Muellner, Chief Financial
                                           Officer (Principal Financial Officer)

Dated: November 14, 2003

                                  EXHIBIT INDEX


EXHIBIT NO.    TITLE

31.1 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Financial Officer

32 Section 1350 Certification of general partner's Chief Executive Officer and Chief Financial Officer