Form 10-Q
period 2004-07-02
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2004-08-13
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Yes    X          No
    -------          -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No     X
    --------          -------

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements



                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS


                                                                                 JULY 2, 2004   JANUARY 2, 2004
                                                                                 ------------   ---------------
CURRENT ASSETS:                                                                   (unaudited)
    Cash and equivalents                                                          $    42,954    $    23,790
    Restricted cash                                                                     1,125          1,268
    Marketable securities                                                              14,989         15,711
    Receivables:
      Trade, less allowance for doubtful accounts of $231                               9,744          7,214
      Other                                                                               187            251
      Management fees -related party                                                      347            223
    Inventories                                                                         1,116          1,067
    Prepaid expenses and other                                                          2,143          4,498
                                                                                  -----------    -----------
      Total current assets                                                             72,605         54,022
                                                                                  -----------    -----------
PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                              62,852         62,779
    Buildings and improvements                                                        738,376        742,807
    Furniture, fixture and equipment                                                  337,333        338,833
    Construction in progress                                                            4,659             75
                                                                                  -----------    -----------

                                                                                    1,143,220      1,144,494

    Less-accumulated depreciation and amortization                                   (437,282)      (418,509)
                                                                                  -----------    -----------

                                                                                      705,938        725,985

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $22,738 and
    $20,453 of restricted cash as of July 2, 2004 January 2, 2004, respectively        43,137         42,176
                                                                                  -----------    -----------

TOTAL ASSETS                                                                      $   821,680    $   822,183
                                                                                  ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                        LIABILITIES AND EQUITY (DEFICIT)


                                                      JULY 2, 2004    JANUARY 2, 2004
                                                      ------------    ---------------
LIABILITIES:                                          (unaudited)
    Current portion of long-term debt                  $   7,492         $   7,423
    Accounts payable                                       3,229             5,028
    Accrued expenses:
      Payroll and related benefits                         7,243             7,776
      Sales and property taxes                            14,250            12,077
      Insurance                                            2,960             2,646
      Interest                                             6,117             6,218
      Utilities, franchise fees and other                  8,190             7,298
                                                       ---------         ---------
         Total current liabilities                        49,481            48,466

    Long-term debt                                       769,614           773,649
    Other obligations                                      2,960             2,529
                                                       ---------         ---------
         Total liabilities                               822,055           824,644
                                                       ---------         ---------

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
    Contributed capital                                   96,534            96,458
    Partners' and other deficits, net                    (96,917)          (98,942)
    Accumulated other comprehensive income                     8                23
                                                       ---------         ---------
         Total equity (deficit)                             (375)           (2,461)
                                                       ---------         ---------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                 $ 821,680         $ 822,183
                                                       =========         =========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JULY 2, 2004    JULY 4, 2003    JULY 2, 2004     JULY 4, 2003
                                                                   ------------    ------------    -------------    ------------
REVENUES:
    Rooms                                                            $  72,157       $  68,959       $ 142,345       $ 136,362
    Food and beverage                                                   29,528          27,390          59,602          56,529
    Meeting room rental, related party management fee and other         13,465          12,315          27,579          25,903
                                                                     ---------       ---------       ---------       ---------
      Total revenues                                                   115,150         108,664         229,526         218,794

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                             17,673          17,046          34,957          33,326
      Food and beverage                                                 23,134          21,982          45,270          43,888
      Other                                                                578             701           1,194           1,393

    General, administrative, sales and management service expenses      37,749          33,747          74,106          69,822


    Repairs and maintenance                                              4,968           4,585           9,674           9,038

    Asset impairment                                                     4,619              --           4,619              --

    Depreciation and amortization                                       12,079          12,586          24,010          25,067
                                                                     ---------       ---------       ---------       ---------

      Total operating expenses                                         100,800          90,647         193,830         182,534
                                                                     ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS                                                  14,350          18,017          35,696          36,260

OTHER INCOME (EXPENSE):
    Other income                                                            --              --              --             175
    Interest income                                                        159             156             277             335
    Interest expense and amortization of deferred financing fees       (17,050)        (17,595)        (34,135)        (35,207)
                                                                     ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                                    $  (2,541)      $     578       $   1,838       $   1,563
                                                                     =========       =========       =========       =========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                                 (000's omitted)


                                                         CONTRIBUTED            PARTNERS' AND OTHER
                                                           CAPITAL                EQUITY (DEFICIT)        Accumulated
                                                    ---------------------     -----------------------        Other
                                  Comprehensive     General      Limited       General       Limited     Comprehensive
                                  Income (Loss)     Partner      Partners      Partner       Partners    Income (Loss)        Total
                                  -------------     -------      --------     ---------      --------    -------------     ---------
BALANCE, January 2, 2004                            $96,458      $     -      $(98,942)      $     -     $         23      $ (2,461)
Distributions                                             -            -          (111)            -                -          (111)
Issuance of general partner's
  Treasury Stock                                         76            -           298             -                -           374
Net income                        $       1,838           -            -         1,838             -                -         1,838
Unrealizable depreciation on
  marketable securities                     (15)          -            -             -             -              (15)          (15)
                                  -------------
Comprehensive income              $       1,823
                                  =============     -------      -------      --------       -------     ------------      ---------
BALANCE, July 2, 2004                               $96,534      $     -      $(96,917)      $     -     $          8      $   (375)
(unaudited)                                         =======      =======      ========       =======     ============      ========



            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                                    SIX MONTHS ENDED
                                                                             JULY 2, 2004     JULY 4, 2003
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  1,838         $  1,563
Adjustment to reconcile net income to cash provided by operating activities:
        Depreciation, amortization and loan cost amortization                    24,893           25,998
        Asset impairment                                                          4,619               --
        Non-cash director compensation                                               50               50

Changes in certain assets and liabilities
        Restricted cash                                                             143           (1,399)
        Receivables                                                              (2,590)           1,506
        Inventories                                                                 (49)               4
        Prepaid expenses and other                                                2,355            3,221
        Accounts payable                                                         (1,799)          (2,032)
        Accrued expenses                                                          2,745            1,871
        Other obligations                                                           431              224
                                                                               --------         --------
              Net cash provided by operating activities                          32,636           31,006
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                      (8,229)          (6,146)
        Franchise fees, long-term restricted cash and other                      (2,197)          (2,844)
        Sale of marketable securities                                               707              322
                                                                               --------         --------
              Net cash used in investing activities                              (9,719)          (8,668)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of general partner's Treasury Stock                  324               --
        Repayments of debt                                                       (3,966)         (10,137)
        Distributions to partners                                                  (111)             (90)
                                                                               --------         --------
              Net cash used in financing activities                              (3,753)         (10,227)
                                                                               --------         --------
              Increase in cash and equivalents                                   19,164           12,111

CASH AND EQUIVALENTS, beginning of period                                        23,790           21,774
                                                                               --------         --------
CASH AND EQUIVALENTS, end of period                                            $ 42,954         $ 33,885
                                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                         $ 33,395         $ 34,403
                                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED APPRECIATION (DEPRECIATION) OF MARKETABLE SECURITIES                $    (15)        $     12
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

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to control us.

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2004, which included financial statements for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of July 2, 2004, unrealized holding gains were approximately $8,000, and are included as a separate component of equity (deficit) until realized.

3. ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. As of July 2, 2004, we have redeemed approximately 1.25 million partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as outlined by our Partnership Agreement. As a result, in 2004 and 2003, Mr. Hammons' limited partnership interest was approximately 76%, while our general partner's interest was approximately 24%.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of July 2, 2004, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute amounts to our general partner for state franchise taxes. For 2004, state franchise taxes are estimated to be $165,000. Through the first six months of 2004, we distributed $66,000 of this amount, plus $45,025 for 2003 franchise taxes.

4. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operations or cash flows.

5. ASSET CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the 2004 Quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

6. SUBSEQUENT EVENTS

On July 2, 2004, our general partner's board of directors approved Letters of Intent to enter into a contract for the sale of the Holiday Inn, Tucson, Arizona and the Holiday Inn Denver Northglenn, Northglenn, Colorado. The contracts for sale have not been executed nor have the buyers completed their due diligence.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is currently in process of completing due diligence.

We have entered into a contract to sell our Holiday Inn hotel property located in Bakersfield, California. As of July 22, 2004, the buyer's due diligence had been completed and we have received a substantial non-refundable deposit. We anticipate this sale to be completed prior to the end of August 2004.

We recorded an impairment charge during the 2004 Quarter to reflect the difference between the net book value, less selling costs, and the estimated selling price, for each of the Holiday Inn Denver Northglenn, Northglenn, Colorado and our Holiday Inn in Bakersfield, California.


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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma and Rogers and Hot Springs, Arkansas, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico; North Charleston, South Carolina; and Hampton, Virginia.

In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the 2004 Quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended July 2, 2004 (which we refer to as the 2004 Quarter), and July 4, 2003 (which we refer to as the 2003 Quarter). The results of operations for the three-month and six-month periods ended July 2, 2004 are not indicative of the results to be expected for the full year.

Total revenues for the 2004 Quarter were $115.2 million, an increase of $6.5 million, or 6.0%, compared to the 2003 Quarter, reflecting an improving general economy. Specifically, we experienced increases in the association, corporate group and government market segments of our business and the related food and beverage and meeting room rental revenues generated by the increased business.

Rooms revenues increased $3.2 million, or 4.6%, from the 2003 Quarter, but decreased as a percentage of total revenues to 62.7% from 63.5%. The dollar increase was primarily due to the increase in association, corporate group and government market segments of our business noted above. Our average room rate increased to $101.35, a 2.1% increase compared to the 2003 Quarter average room rate of $99.21, and our occupancy for the 2004 Quarter increased 1.6 percentage points to 67.3% from 65.7% in the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.17 in the 2004 Quarter, up 4.3% from the 2003 Quarter. Occupancy for the hotel industry was 64.2% in the 2004 Quarter, up 4.2% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $68.19 in the 2004 Quarter, up 4.7% from $65.16 in the 2003 Quarter. RevPAR for the hotel industry in the 2004 Quarter was $55.30, up 8.6% from the 2003 Quarter.

Food and beverage revenues increased by $2.1 million, or 7.7%, compared to the 2003 Quarter, and increased as a percentage of total revenues to 25.6% from 25.2%. The increase was due to increased revenues related to increased association, corporate group and government market segments of our business discussed above.

Meeting room rental, related party management fee and other revenues increased $1.2 million, or 9.8%, from the 2003 Quarter and increased as a percentage of revenues to 11.7% from 11.3% in the 2003 Quarter. The increase was primarily related to guest room internet revenues and related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses increased by $0.7 million, or 4.1%, compared to the 2003 Quarter, but decreased slightly as a percentage of rooms revenues to 24.5% from 24.6% in the 2003 Quarter. The dollar increase was attributable to costs associated with the increased number of occupied rooms, partially offset by favorable workers compensation loss experience for employees in this classification, compared to the 2003 Quarter.

Food and beverage operating expenses increased $1.1 million, or 5.0%, compared to the 2003 Quarter, but decreased as a percentage of food and beverage revenues to 78.3% from 80.3%. The dollar increase was attributable to higher food and beverage sales volumes, and the percentage decrease related to certain food and labor costs that do not vary as food and beverage sales volumes increase.

Other operating expenses decreased slightly to $0.6 million, compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 4.4% from 5.7%.

General, administrative, sales and management service expenses increased $4.0 million, or 11.9%, over the 2003 Quarter, and increased as a percentage of total revenues to 32.7% from 31.0%. The increase was primarily attributable to unfavorable workers compensation loss experience for employees in this classification and increases in costs associated with utilities, franchise-sponsored sales and reservations offices, franchise fees, franchise frequent traveler programs, and sales and marketing compensation costs compared to the 2003 Quarter.

Repairs and maintenance expenses increased to $5.0 million from $4.6 million, or 8.7%, and increased slightly as a percentage of revenues to 4.3% from 4.2%.

Asset impairment of $4.6 million in the 2004 Quarter is attributable to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels.

Depreciation and amortization expenses decreased $0.5 million, or 4.0%, compared to the 2003 Quarter, and decreased as a percentage of revenues to 10.5% from 11.6%. The decrease is primarily attributable to our cessation of new development in 2000.

Income from operations decreased by $3.6 million, or 20.0%, and decreased as a percentage of revenues to 12.5% from 16.6% in the 2003 Quarter, primarily as the result of the asset impairment charge, discussed above.

Interest expense and amortization of deferred financing fees, net of interest income decreased by $0.5 million, or 2.8%, and decreased as a percentage of total revenues to 14.7% from 16.0% in the 2003 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2003 Quarter.

Net income (loss) was a $2.5 million loss in the 2004 Quarter, compared to income of $0.6 million in the 2003 Quarter.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion and analysis addresses results of operations for the six-month periods ended July 2, 2004 (which we refer to as the 2004 Six Months), and July 4, 2003 (which we refer to as the 2003 Six Months).

Total revenues increased to $229.5 million in the 2004 Six Months from $218.8 million in the 2003 Six Months, an increase of $10.7 million or 4.9%. The increase is attributable to improvement in the association, corporate group and government travel segments of our business, and related segments, primarily related to the overall improvement in the general economy, as noted above.

Rooms revenues increased to $142.3 million in the 2004 Six Months from $136.4 million in the 2003 Six Months, an increase of $5.9 million, or 4.3%, primarily in the association, corporate group and government travel segments of our business. Rooms revenues as a percentage of total revenues decreased slightly, to 62.0%, compared to 62.3% in the 2003 Six Months. Our average room rate increased to $101.32 in the 2004 Six Months from $100.29 in the 2003 Six Months, an increase of $1.03, or 1.0%. Occupancy increased to 66.4% in the 2004 Six Months from 64.2% in the 2003 Six Months, an increase of 2.2 percentage points. Our revenue per available room (RevPAR) was $67.26 in the 2004 Six Months, up 4.4% from the 2003 Six Months. RevPAR for the hotel industry was $52.35, up 8.2% from the 2003 Six Months.

Food and beverage revenues increased to $59.6 million in the 2004 Six Months from $56.5 million in the 2003 Six Months, an increase of $3.1 million, or 5.5%, and increased as a percentage of total revenues to 26.0% from 25.8% in the 2003 Six Months. The increase related to the increased association, corporate group and government travel discussed above.

Meeting room rental, related party management fee and other revenues increased to $27.6 million in the 2004 Six Months from $25.9 million in the 2003 Six Months, an increase of $1.7 million, or 6.6%. Meeting room rental, related party management fee and other revenues also increased as a percentage of total revenues to 12.0% from 11.8%. The increase was primarily related to guest room internet revenue and related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses increased to $35.0 million in the 2004 Six Months from $33.3 million in the 2003 Six Months, an increase of $1.7 million, or 5.1%. This expense increased slightly as a percentage of rooms revenue, to 24.6% from 24.4% in the 2003 Six Months. The increase was attributable to increased labor and other costs directly related to the increase in occupied rooms in the 2004 Six Months.

Food and beverage operating expenses increased to $45.3 million in the 2004 Six Months from $43.9 million in the 2003 Six Months, an increase of $1.4 million, or 3.2%, as the result of increased food and beverage revenues. These expenses decreased as a percentage of food and beverages revenues in the 2004 Six Months to 76.0%, from 77.7% in the 2003 Six Months, as the result of fixed food and labor costs that do not increase as food and beverage sales increase.

Other operating expenses decreased to $1.2 million in the 2004 Six Months, from $1.4 million in the 2003 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.3% in the 2004 Six Months from 5.4% in the 2003 Six Months.

General, administrative, sales and management service expenses increased $4.3 million, or 6.2%, and increased as a percentage of total revenues to 32.3% from 31.9% in the 2003 Six Months. The increase was primarily attributable to increased guest frequency programs, unfavorable workers compensation loss experience for employees in this classification, and the other factors described above for the 2004 Quarter.

Repairs and maintenance expenses increased $0.7 million, or 7.8%, compared to the 2003 Six Months, and increased slightly as a percentage of revenues to 4.2% from 4.1% in the 2003 Six Months.

Asset impairment of $4.6 million in the 2004 Six Months reflects the difference between the net book value, less selling costs, and the current estimated fair market value of hotels we intend to sell for strategic reasons, as described above.

Depreciation and amortization expenses decreased to $24.0 million in the 2004 Six Months from $25.1 million in the 2003 Six Months, a decrease of $1.1 million, or 4.4%, and decreased as a percentage of total revenues to 10.5% from 11.5% in the 2003 Six Months. The decrease was related to cessation of new hotel development in 2000.

Income from operations was $35.7 million in the 2004 Six Months compared to $36.3 million in the 2003 Six Months, a decrease of $0.6 million, or 1.7%, primarily as a result of the asset impairment discussed above. As a percentage of revenue, income from operations decreased to 15.6% in the 2004 Six Months from 16.6% in the 2003 Six Months.

Net income was $1.8 million for the 2004 Six Months, compared to $1.6 million in the 2003 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At July 2, 2004, we had $43.0 million of cash and equivalents and $15.0 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At July 2, 2004, and January 2, 2004, we had restricted cash reserves of $23.9 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $32.6 million for the 2004 Six Months, from $31.0 million for the 2003 Six Months, an increase of $1.6 million, or 5.2%, primarily attributable to the increased net income and the non-cash charge for asset impairment, partially offset by changes in other assets and liabilities.

We incurred capital expenditures of $8.2 million in the 2004 Six Months, compared to $6.1 million in 2003 Six Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of July 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through July 2, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries, we will record them as a component of other income.

At July 2, 2004, our total debt was $777.1 million compared with $781.1 million at the end of fiscal 2003. The decrease of $4.0 million is primarily attributable to scheduled principal payments on long term debt. The current portion of long-term debt was $7.5 million at the end of the 2004 Six Months compared with $7.4 million at the end of 2003.

We estimate 2004 capital requirements to be $30.8 million (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties), and to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2004 capital requirements for normal recurring capital improvement projects.

OTHER MATTERS

From time to time, the Chairman, CEO and principal owner of our general partner, Mr. John Q. Hammons, may examine various alternatives with respect to some or all of his holdings. These often times may be from inquiries unsolicited by Mr Hammons, but they also may be solicited directly by him or by persons engaged by him for these purposes. Our general partner's board of directors is not involved in these discussions. If Mr. Hammons seeks to pursue a particular transaction that would affect the Company, our general partner's board of directors will evaluate the opportunity based upon what it believes to be in the best interests of the Company.

SUBSEQUENT EVENTS

On July 2, 2004, our general partner's board of directors approved Letters of Intent to enter into a contract for the sale of the Holiday Inn, Tucson, Arizona and the Holiday Inn Denver Northglenn, Northglenn, Colorado. The contracts for sale have not been executed nor have the buyers completed their due diligence.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is currently in process of completing due diligence.

We have entered into a contract to sell our Holiday Inn hotel property located in Bakersfield, California. As of July 22, 2004, the buyer's due diligence had been completed and we have received a substantial non-refundable deposit. We anticipate this sale to be completed prior to the end of August 2004.

We recorded an impairment charge during the 2004 Quarter to reflect the difference between the net book value, less selling costs, and the estimated selling price for each of the Holiday Inn Denver Northglenn, Northglenn, Colorado and our Holiday Inn in Bakersfield, California.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operation or cash flows.

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

Property and equipment are stated at cost less accumulated depreciation. We periodically review the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows.

We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our general partner's board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

We do not depreciate hotel assets while they are classified as "held for sale." Upon designation of a hotel as being "held for sale," and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as "held for sale" will be reflected in discontinued operations. We will include in discontinued operations the operating results of hotels classified as "held for sale" or that have been sold.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

      - General economic conditions, including the speed and strength of the economic recovery;

      -     The impact of any serious communicable diseases on travel;

      -     Competition;

      -     Changes in operating costs, particularly energy and labor costs;

      -     Unexpected events, such as the September 11, 2001 terrorist attack;

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

These risks are uncertainties and, along with the risk factors discussed in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or review publicly any forwarding-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following tables set forth, as July 2, 2004 and July 4, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                      TRAILING 12 MONTHS ENDED JULY 2, 2004

                                              2002         Management     Total
                                            Collateral     Operations   Restricted
                                            Hotels (30)     Groups        Group
                                             --------      --------      --------
Statement of operations data:
Operating revenues                           $266,249      $ 10,745 (a)  $276,994
Operating expenses:
   Direct operating costs and
     expenses                                  97,124            --        97,124
   General, administrative, sales
     and management service expenses (b)       88,878          (230)(c)    88,648
   Repairs and maintenance                     11,577            --        11,577
   Asset impairment                             3,197 (d)        --         3,197
   Depreciation and amortization               29,442           865        30,307
                                             --------      --------      --------
Total operating expenses                      230,218           635       230,853
                                             --------      --------      --------
Income from operations                       $ 36,031      $ 10,110      $ 46,141
                                             ========      ========      ========
Operating data:
 Occupancy                                       63.9%
 Average daily room rate                     $  96.04
 RevPAR                                      $  61.37

(a) Represents management revenues derived from the 17 non-collateral hotels and the 13 managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

(d) Represents difference between the net book value, less selling costs, for the Holiday Inn Denver Northglenn, Northglenn, Colorado and its estimated selling price.

                      TRAILING 12 MONTHS ENDED JULY 4, 2003

                                            2002         Management      Total
                                         Collateral      Operations    Restricted
                                         Hotels (30)       Groups        Group
                                          ---------      ---------      ---------
Statement of operations data:
Operating revenues                        $ 265,661      $   9,767 (a)  $ 275,428
Operating expenses:
   Direct operating costs and
     expenses                                98,407             --         98,407
   General, administrative, sales and
     management service expenses (b)         88,573           (261)(c)     88,312
   Repairs and maintenance                   11,247             --         11,247
   Depreciation and amortization             30,352            724         31,076
                                          ---------      ---------      ---------
Total operating expenses                    228,579            463        229,042
                                          ---------      ---------      ---------
Income from operations                    $  37,082      $   9,304      $  49,386
                                          =========      =========      =========
Operating data:
 Occupancy                                     63.1%
 Average daily room rate                  $   94.60
 RevPAR                                   $   59.69

(a) Represents management revenues derived from the 17 non-collateral hotels and the 11 managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of July 2, 2004:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                             Fair
                                                                                         There-              Value
                                       2004(d)    2005      2006      2007      2008     After     Total      (e)
                                       ------    ------    ------    ------    ------    ------    ------    ------
Long-Term Debt(a)
$510 Million 1st Mortgage Notes        $   --    $   --    $   --    $   --    $   --    $  499    $  499    $  547
   Average interest rate(b)               8.9%      8.9%      8.9%      8.9%      8.9%      8.9%      8.9%
Other fixed-rate debt obligations      $    6    $    7    $   28    $   41    $   52    $  108    $  242    $  242
   Average interest rate(b)               8.4%      8.4%      7.8%      8.4%      8.4%      9.1%      8.7%
Other variable-rate debt obligations   $    1    $    1    $   10    $    1    $   23    $   --    $   36    $   36
   Average interest rate(c)               4.7%      4.7%      4.7%      4.7%      4.7%        -%      4.7%

(a)   Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 2, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2004 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $11 million.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 2, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      Not Applicable

ITEM 5. Other Information

      Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      See Exhibit Index

      (b) Reports on Form 8-K

      Report on Form 8-K filed August 9, 2004, to furnish press release with July 2, 2004 financial results.

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

                                 JOHN Q. HAMMONS HOTELS, L.P.

                                 By:      John Q. Hammons Hotels, Inc.
                                          its General Partner

                                 By:      /s/      John Q. Hammons
                                    --------------------------------------------
                                          John Q. Hammons, Chairman,
                                          Founder, and Chief Executive Officer

                                 By:      /s/      Paul E. Muellner
                                    --------------------------------------------
                                          Paul E. Muellner, Chief Financial
                                          Officer (Principal Financial Officer)


                                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III

                                 By:      /s/      John Q. Hammons
                                    --------------------------------------------
                                          John Q. Hammons, Chairman,
                                          Founder, and Chief Executive Officer

                                 By:      /s/      Paul E. Muellner
                                    --------------------------------------------
                                          Paul E. Muellner, Chief Financial
                                          Officer  (Principal Financial Officer)

Dated: August 13, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.       TITLE
-----------       -----
31.1              Rule 13a-14(a)/15d-14(a) Certification of general partner's
                  Chief Executive Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of general partner's
                  Chief Financial Officer

32                Section 1350 Certification of general partner's Chief
                  Executive Officer and Chief Financial Officer