Form 10-Q
period 2004-10-01
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2004-11-12
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

Yes[X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ] No [X]

PART I - FINANCIAL INFORMATION
         Item 1.   Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                    OCTOBER 1, 2004   JANUARY 2, 2004
                                                                                    ---------------   ---------------
                                                                                      (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                               $      50,783      $      23,790
  Restricted cash                                                                            1,391              1,268
  Marketable securities                                                                     25,497             15,711
  Receivables:
    Trade, less allowance for doubtful accounts of $231                                     12,959              7,214
    Other                                                                                      344                251
    Management fees - related party                                                            350                223
  Inventories                                                                                1,110              1,067
  Prepaid expenses and other                                                                   493              4,498
                                                                                     -------------      -------------
    Total current assets                                                                    92,927             54,022
                                                                                     -------------      -------------
PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                                                     63,021             62,779
  Buildings and improvements                                                               728,278            742,807
  Furniture, fixture and equipment                                                         338,768            338,833
  Construction in progress                                                                   5,421                 75
                                                                                     -------------      -------------
                                                                                         1,135,488          1,144,494
  Less-accumulated depreciation and amortization                                          (441,837)          (418,509)
                                                                                     -------------      -------------
                                                                                           693,651            725,985
DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
  including $23,875 and $20,453 of restricted cash as of
  October 1, 2004 and January 2, 2004, respectively                                         44,212             42,176
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $     830,790      $     822,183
                                                                                     =============      =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                    OCTOBER 1, 2004    JANUARY 2, 2004
                                                                                    ---------------    ---------------
                                                                                      (unaudited)
LIABILITIES:
 Current portion of long-term debt                                                   $       8,412      $       7,423
 Accounts payable                                                                            3,893              5,028
 Accrued expenses:
   Payroll and related benefits                                                              9,297              7,776
   Sales and property taxes                                                                 15,218             12,077
   Insurance                                                                                 2,935              2,646
   Interest                                                                                 17,094              6,218
   Utilities, franchise fees and other                                                      10,424              7,298
 Accrued distribution                                                                        3,480                  -
                                                                                     -------------      -------------
     Total current liabilities                                                              70,753             48,466
 Long-term debt                                                                            758,736            773,649
 Other obligations                                                                           3,168              2,529
                                                                                     -------------      -------------
     Total liabilities                                                                     832,657            824,644

COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT):
  Contributed capital                                                                       96,609             96,458
  Partners' and other deficits, net                                                        (98,481)           (98,942)
  Accumulated other comprehensive income                                                         5                 23
                                                                                     -------------      -------------
     Total equity (deficit)                                                                 (1,867)            (2,461)
                                                                                     -------------      -------------
TOTAL LIABILITIES AND EQUITY (DEFICIT)                                               $     830,790      $     822,183
                                                                                     =============      =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                (000's omitted)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    OCTOBER 1, 2004  OCTOBER 3, 2003  OCTOBER 1, 2004  OCTOBER 3, 2003
                                                    ---------------  ---------------  ---------------  ---------------
REVENUES:
 Rooms                                               $      72,267    $      69,975    $     212,320    $     204,616
 Food and beverage                                          25,614           25,760           84,072           81,374
 Meeting room rental, related party
   management fee and other                                 12,524           11,983           39,789           37,653
                                                     -------------    -------------    -------------    -------------
   Total revenues                                          110,405          107,718          336,181          323,643
OPERATING EXPENSES:
 Direct operating costs and expenses:
   Rooms                                                    18,610           17,161           53,002           49,988
   Food and beverage                                        20,434           19,836           64,737           62,903
   Other                                                       577              693            1,757            2,065
 General, administrative, sales and
   management service expenses                              34,225           34,261          107,085          102,960
 Repairs and maintenance                                     4,564            4,512           14,060           13,388
 Asset impairment                                                -                -            3,197                -
 Depreciation and amortization                              13,402           12,658           37,094           37,407
                                                     -------------    -------------    -------------    -------------
   Total operating expenses                                 91,812           89,121          280,932          268,711
                                                     -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS                                      18,593           18,597           55,249           54,932
OTHER INCOME (EXPENSE):
 Other income                                                  193                -              193              175
 Interest income                                               171              143              448              477
 Interest expense and amortization of
   deferred financing fees                                 (17,090)         (17,411)         (51,225)         (52,617)
 Extinguishment of debt costs                                    -             (318)               -             (318)
                                                     -------------    -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                            1,867            1,011            4,665            2,649
 Discontinued operations                                      (171)            (210)          (1,131)            (285)
                                                     -------------    -------------    -------------    -------------
NET INCOME                                           $       1,696    $         801    $       3,534    $       2,364
                                                     =============    =============    =============    =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                                 (000's omitted)

                                                             CONTRIBUTED            PARTNERS' AND OTHER
                                                               CAPITAL               EQUITY (DEFICIT)       Accumulated
                                                          --------------------     ---------------------       Other
                                         Comprehensive    General     Limited      General      Limited    Comprehensive
                                         Income (Loss)    Partner     Partners     Partner      Partners    Income (Loss)    Total
                                         -------------    -------     --------     -------      --------   --------------  ---------
BALANCE, January 2, 2004                                  $ 96,458    $      -     $ (98,942)   $      -          23       $ (2,461)
Distributions                                                    -           -          (144)     (3,480)          -         (3,624)
Reallocation of distributions from
  limited partners to the general
  partner                                                        -           -        (3,480)      3,480           -              -
Issuance of general partner' s
  Treasury Stock                                               151           -           551           -           -            702
Net income                                  $    3,534           -           -         3,534           -           -          3,534
Unrealizable depreciation on
  marketable securities                            (18)          -           -             -           -         (18)           (18)
                                            ----------
Comprehensive income                        $    3,516
                                            ==========    --------    --------     ---------    --------   ---------       ---------
BALANCE, October 1, 2004                                  $ 96,609    $      -     $ (98,481)   $      -   $       5       $ (1,867)
                                                          ========    ========     =========    ========   =========       ========
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                (000's omitted)

                                                                                    NINE MONTHS ENDED
                                                                             OCTOBER 1, 2004  OCTOBER 3, 2003
                                                                             ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $       3,534    $       2,364
Adjustment to reconcile net income to cash provided
  by operating activities:
     Depreciation, amortization and loan cost amortization                           38,902           39,285
     Extinguishment of debt costs                                                         -              318
     Asset impairment                                                                 4,619                -
     Non-cash director compensation                                                      50               50
Changes in certain assets and liabilities
     Restricted cash                                                                   (123)            (319)
     Receivables                                                                     (6,034)          (2,513)
     Inventories                                                                        (51)              42
     Prepaid expenses and other                                                       4,005            5,501
     Accounts payable                                                                (1,135)          (1,126)
     Accrued expenses                                                                18,953           16,769
     Other obligations                                                                  639              335
                                                                              -------------    -------------
          Net cash provided by operating activities                                  63,359           60,706
                                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                            (17,184)          (9,694)
     Proceeds from sale of property and equipment                                     8,048                -
     Franchise fees, long-term restricted cash and other                             (4,010)          (4,154)
     Purchase of marketable securities                                               (9,804)          (2,277)
                                                                              -------------    -------------
          Net cash used in investing activities                                     (22,950)         (16,125)
                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of general partners Treasury Stock                          652               43
     Repayments of debt                                                             (13,924)         (17,169)
     Debt redemption costs                                                                -              (52)
     Distributions to partners                                                         (144)            (120)
                                                                              -------------    -------------
          Net cash used in financing activities                                     (13,416)         (17,298)
                                                                              -------------    -------------
          Increase in cash and equivalents                                           26,993           27,283
CASH AND EQUIVALENTS, beginning of period                                            23,790           21,774
                                                                              -------------    -------------
CASH AND EQUIVALENTS, end of period                                           $      50,783    $      49,057
                                                                              =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                        $      38,977    $      40,318
                                                                              =============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                              $         (18)   $          (9)
                                                                              =============    =============
ACCRUED DISTRIBUTION                                                          $       3,480    $           -
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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of October 1, 2004, unrealized holding gains were approximately $5,000, and are included as a separate component of equity (deficit) until realized.

3.    ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. As of October 1, 2004, we have redeemed approximately 1.25 million partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as outlined by our Partnership Agreement. As a result, as of October 1, 2004, and October 3, 2003, Mr. Hammons' limited partnership interest was approximately 76%, while our general partner's interest was approximately 24%.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of October 1, 2004, we had accrued tax distributions of approximately $3.5 million and no distributions were accrued as of October 3, 2003. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute amounts to our general partner for state franchise taxes. We distributed $144,000 as of October 1, 2004.

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

5. ASSET CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the second quarter of 2004, including $1.4 million related to the Holiday Inn Bakersfield, California, which we reclassified as discontinued operations upon the sale of the hotel in the third quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

6. DISCONTINUED OPERATIONS

Included in discontinued operations are the results of operations of the Holiday Inn Bakersfield, California sold in August, 2004. Condensed financial information for this hotel included in discontinued operations is as follows:

                                                         Three Months Ended              Nine Months Ended
                                                          (in thousands)                  (in thousands)
                                                   Oct. 1 , 2004    Oct. 3, 2003    Oct. 1 , 2004   Oct. 3, 2003
                                                   -------------    ------------    -------------   ------------
Revenues                                           $         630    $       1,133   $       4,380   $       4,002
Direct operating expenses                                    393              544           1,938           1,885
General, administrative, sales and
    management service expenses                              305              557           1,592           1,680
Repairs and maintenance                                       50               83             227             245
Asset impairment                                               -                -           1,383               -
Depreciation and amortization                                 53              159             371             477
                                                   -------------    -------------   -------------    -------------
    Total operating expenses                                 801            1,343           5,511           4,287
                                                   -------------    -------------   -------------    -------------
Loss from discontinued operations                  $        (171)   $        (210}  $      (1,131)  $        (285)
                                                   =============    =============   =============   =============

We sold our Holiday Inn Bakersfield, California on August 20, 2004 for net proceeds of approximately $8.0 million.

7. STATUS OF PENDING HOTEL SALES

On July 2, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of our Holiday Inn, Tucson, Arizona. Subsequently, the prospective buyer of this property withdrew the letter of intent.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is in the process of completing due diligence.

On August 20, 2004, we sold our Holiday Inn Bakersfield, California, as discussed above. In the second quarter of 2004, we recorded an asset impairment on this property of approximately $1.4 million. Upon the sale, we reclassified this amount to discontinued operations.

8.    SUBSEQUENT EVENTS

On September 30, 2004, we executed a contract for the sale of the Holiday Inn Denver Northglenn, Northglenn, Colorado, and the buyer is currently in process of completing due diligence. We recorded an asset impairment of approximately $3.2 million during the second quarter of 2004 on this property, to reflect the difference between the net book value, less selling costs and the estimated selling price.

On October 27, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of the Holiday Inn, Beaumont, Texas.

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

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma; Rogers and Hot Springs, Arkansas; Junction City, Kansas and North Charleston, South Carolina; all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Frisco, Texas; Albuquerque, New Mexico; and Hampton, Virginia.

Barcelo Crestline Corporation has submitted a proposal to acquire all the shares of Class A Common Stock of our general partner for $13.00 in cash per Class A share. Its board of directors established a special committee comprised of independent directors to evaluate, review and negotiate the Barcelo Crestline proposal and to make a recommendation to its board of directors. The special committee has retained Lehman Brothers to act as its financial advisor and the law firm of Katten Muchin Zavis Rosenman to represent it and assist it in its review. At the request of the special committee, Lehman Brothers has commenced a review of the proposal.

As previously announced, a complaint has been filed in the Court of Chancery of the State of Delaware against our general partner and the members of its board of directors. The complaint alleges, among other things, that the consideration offered by Barcelo Crestline is inadequate and that the members of the board of directors had breached their fiduciary duties in connection with the proposed transaction discussed above. A second suit was filed on October 20, 2004, in the Court of Chancery of the State of Delaware. Our general partner also has received a stockholder demand to review its books and records, and the special committee has received a request from a group of stockholders to meet with the special committee to discuss the group's views as to the inadequacy of the Barcelo Crestline proposal. The special committee also has been contacted by another party that the committee is advised has had discussions with Mr. Hammons about a possible transaction and who has expressed interest in continuing to explore a transaction with Mr. Hammons.

The special committee also has received a letter from Barcelo Crestline reaffirming its proposal and seeking the committee's approval of a proposed agreement between it and Mr. Hammons. In the letter, Barcelo Crestline states that a previously announced agreement between Barcelo Crestline and Mr. Hammons has been terminated. By separate letter, Mr. Hammons has advised the committee he is interested in entering into the proposed agreement with Barcelo Crestline upon approval of the agreement by our general partner's board of directors. The committee is at a very preliminary stage in its deliberations and does not expect to act upon Barcelo Crestline's request until it has further analyzed such request with its advisors.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of our continuing operations for the three-month periods ended October 1, 2004 (which we refer to as the 2004 Quarter) and October 3, 2003 (which we refer to as the 2003 Quarter). The results of our continuing operations for the three-month and nine-month periods ended October 1, 2004 are not indicative of the results to be expected for the full year.

Total revenues from continuing operations for the 2004 Quarter were $110.4 million, an increase of 2.5%, compared to the 2003 Quarter, reflecting a continued improvement in the general economy. We experienced increases in the corporate transient, corporate group and government market segments of our business, as a result of the improved economy. Our business reflected a shift from the association market segment in the 2003 Quarter to the corporate group market segment in the 2004 Quarter.

Rooms revenues from continuing operations increased 3.3% from the 2003 Quarter, and increased as a percentage of total revenues to 65.5% from 65.0%. The increase primarily related to the increase in corporate transient, corporate group and government market segments of our business noted above. Our average room rate increased to $102.49, or 2.6%, compared to the 2003 Quarter average room rate of $99.88, and our occupancy for the 2004 Quarter increased 0.6% to 68.1% from the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.32 in the 2004 Quarter, up 3.6% from the 2003 Quarter. Occupancy for the hotel industry was 67.1% in the 2004 Quarter, up 2.6% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $69.84 in the 2004 Quarter, up 3.3% from the 2003 Quarter, while RevPAR for the hotel industry in the 2004 Quarter was $57.96, up 6.4% from the 2003 Quarter.

Food and beverage revenues from continuing operations decreased slightly, by 0.8%, compared to the 2003 Quarter, and decreased as a percentage of total revenues, to 23.2% from 24.0% in the 2003 Quarter. The decrease reflects the shift in our business to the corporate group market segment in the 2004 Quarter, from the association market segment in the 2003 Quarter, noted above.

Meeting room rental, related party management fee and other revenues from continuing operations increased 4.2%, from the 2003 Quarter, and increased slightly as a percentage of revenues, to 11.3% from 11.1%. The increase was primarily attributable to the increased business from the corporate market segment in the 2004 Quarter noted above.

Rooms operating expenses from continuing operations increased 8.1%, compared to the 2003 Quarter, and increased as a percentage of rooms revenues to 25.7% from 24.6%. The increase reflects costs associated with the increased number of occupied rooms as well as unfavorable workers' compensation loss experience from employees in this classification, compared to the 2003 Quarter. Although we closely monitor the prevention of employee injuries in our properties, our workers compensation loss experience, by its nature, tends to fluctuate from period to period.

Food and beverage operating expenses from continuing operations increased 3.0% from the 2003 Quarter, and increased as a percentage of food and beverage revenues, to 79.7% from 76.7%. The increase was primarily attributable to higher labor costs.

Other operating expenses from continuing operations decreased slightly compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues to 4.8% from 5.8%.

General, administrative, sales and management service expenses from continuing operations decreased slightly, by 0.3%, from the 2003 Quarter, and decreased as a percentage of total revenues to 31.0% from 31.8%. The decrease was primarily attributable to favorable workers' compensation loss experience from employees in this classification and reduced legal fees, partially offset by increases in credit card commissions, compared to the 2003 Quarter.

Repairs and maintenance expenses from continuing operations increased slightly, but remained stable as a percentage of revenues from the 2003 Quarter, at 4.2%.

Depreciation and amortization expenses from continuing operations increased 5.5% from the 2003 Quarter, and increased as a percentage of revenues to 12.1% from 11.8%. The increase related to the disposal of certain property and equipment as we refurbished assets at one of our properties.

Income from operations remained relatively stable compared to the 2003 Quarter, but decreased as a percentage of revenues to 16.8% from 17.3%.

Income from continuing operations increased 90.0% from the 2003 Quarter, primarily as the result of $0.2 million of legal settlements in the litigation concerning moisture-related problems discussed below, and the absence of extinguishment of debt costs, which were $0.3 million in the 2003 Quarter, and reduced interest expense as we reduced our debt.

Net income increased from the 2003 Quarter because of the items noted above.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD

The following discussion addresses results of our continuing operations for the nine-month periods ended October 1, 2004 (which we refer to as the 2004 Nine Months), and October 3, 2003 (which we refer to as the 2003 Nine Months).

Total revenues from continuing operations increased by 3.9% from the 2003 Nine Months due to increases in the market segments noted above and the overall improvement in the general economy.

Rooms revenues from continuing operations increased 3.8% from the 2003 Nine Months, primarily in the corporate transient, corporate group and government market segments of our business. Rooms revenues as a percentage of total revenues decreased slightly, to 63.1% from 63.2% in the 2003 Nine Months. Our average room rate for the 2004 Nine Months increased to $102.27, or 1.7%, from the 2003 Nine Months. While our occupancy increased 2.0% to 66.9% for the 2004 Nine Months, occupancy for the hotel industry was 62.7%, up 3.6% from the 2003 Nine Months. Our revenue per available room (RevPAR) was $68.40 in the 2004 Nine Months, up 3.8% from the 2003 Nine Months, while RevPAR for the hotel industry was $54.20, up 7.5%.

Food and beverage revenues from continuing operations increased 3.3% from the 2003 Nine Months, but decreased slightly as a percentage of total revenues to 25.0% from 25.2% in the 2003 Nine Months. The increase was primarily related to increased banquet sales during the first six months of 2004.

Meeting room rental, related party management fee and other revenues from continuing operations increased 5.6% from the 2003 Nine Months, and increased slightly as a percentage of total revenues, to 11.8% from 11.7%. The increase related to guest room internet revenue and related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses from continuing operations increased by 6.0% from the 2003 Nine Months, and increased as a percentage of rooms revenue, to 25.0% from 24.4%. The dollar increase was attributable to increased labor and other costs directly related to the increase in occupied rooms in the 2004 Nine Months.

Food and beverage operating expenses from continuing operations increased by 2.9% from the 2003 Nine Months, but decreased as a percentage of food and beverages revenues, to 76.9% from 77.3% in the 2003 Nine Months. The dollar increase related to increased costs for the additional food and beverage revenues.

Other operating expenses from continuing operations decreased by 14.3% from the 2003 Nine Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.5% from 5.6% in the 2003 Nine Months. The decrease was attributable to lower telephone costs compared to the 2003 Nine Months. Telephone costs, as well as telephone revenues, continue to decline as more guests utilize cellular telephones and internet services.

General, administrative and sales expenses from continuing operations increased by 4.0% from the 2003 Nine Months, but remained relatively stable as a percentage of total revenues, at 31.9% for the 2004 Nine Months compared to 31.8% for the 2003 Nine Months. The dollar increase was primarily attributable to increased guest frequency program costs, which ordinarily trend with occupancy, as well as unfavorable workers compensation loss experience for employees in this classification, and the other factors described above for the 2004 Quarter.

Repairs and maintenance expenses from continuing operations increased by 5.2% compared to the 2003 Nine Months, but remained relatively stable as a percentage of revenues, at 4.2% for the 2004 Nine Months, compared to 4.1% for the 2003 Nine Months.

Asset impairment from continuing operations of $3.2 million in the 2004 Nine Months is attributable to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels, and less $1.4 million reclassified as loss from continuing operations upon the sale of our Holiday Inn, Bakersfield, California in August 2004.

Depreciation and amortization expenses from continuing operations decreased slightly, by 0.8% from the 2003 Nine Months, and decreased as a percentage of total revenues to 11.0% from 11.6% in the 2003 Nine Months. The decrease was related to the effects of our cessation of new hotel development, partially offset by the disposal of certain property and equipment as we refurbished assets at one of our properties.

Income from operations increased 0.5% compared to the 2003 Nine Months, but decreased as a percentage of revenue, to 16.4% from 17.0%. The dollar increase was primarily the result of increased revenues, discussed above.

Income from continuing operations increased 80.8% from the 2003 Nine Months, primarily as a result of increased revenues and decreased interest and debt extinguishment costs, compared to the 2003 Nine Months.

Net income increased to $3.5 million in the 2004 Nine Months compared to $2.4 million in the 2003 Nine Months, because of the items discussed above and the reduction of interest expense compared to the 2003 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At October 1, 2004, we had $50.8 million of cash and equivalents and $25.5 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At October 1, 2004, and January 2, 2004, we had restricted cash reserves of $25.3 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $63.4 million for the 2004 Nine Months, from $60.7 million for the 2003 Nine Months, primarily attributable to the increased net income and the non-cash charge for asset impairment, partially offset by changes in other assets and liabilities.

During the 2004 Quarter, we accrued $3.5 million to our limited partners for income taxes. We also distributed $0.1 million in the 2004 Nine Months to our general partner for state franchise taxes. Distributions must be made in accordance with the provisions of the Indenture and our Partnership Agreement.

We incurred capital expenditures of $17.2 million in the 2004 Nine Months, compared to $9.7 million in 2003 Nine Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier, for costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of October 1, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the 2003 Quarter, summary judgment was granted to our insurance carrier in one action, and the appellate court rejected our appeal of this ruling during the 2004 Quarter. Summary judgment was also granted to one of our window manufacturers. However, on another action we received a $0.2 million settlement during the 2004 Quarter. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through October 1, 2004, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries in addition to the $0.2 million, we will record them as a component of other income.

At October 1, 2004, our total debt was $767.1 million compared with $781.1 million at the end of 2003. The decrease is attributable to reduction of long term debt from scheduled principal payments and from the proceeds from the sale of the Holiday Inn Bakersfield, California. The current portion of long-term debt was $8.4 million at the end of the 2004 Nine Months compared with $7.4 million at the end of 2003.

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

SUBSEQUENT EVENTS

On September 30, 2004, we executed a contract for the sale of the Holiday Inn Denver Northglenn, Northglenn, Colorado, and the buyer is currently in process of completing due diligence. We recorded an asset impairment of approximately $3.2 million during the second quarter of 2004 on this property, to reflect the difference between the net book value, less selling costs and the estimated selling price.

On October 27, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of the Holiday Inn, Beaumont, Texas.

NEW ACCOUNTING PRONOUNCEMENT

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

We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

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

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following table sets forth, as of October 1, 2004 and October 3, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group." Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                    TRAILING 12 MONTHS ENDED OCTOBER 1, 2004

                                            2002           Management                 Total
                                          Collateral       Operations              Restricted
                                         Hotels (30)         Groups                   Group
                                         -----------       ----------              ----------
Statement of operations data:
Operating revenues                         $ 268,116         $ 10,878  (a)          $ 278,994
Operating expenses:
   Direct operating costs and
     expenses                                 98,849                -                  98,849
   General, administrative, sales
     and management expenses (b)              89,306             (318) (c)             88,988
   Repairs and maintenance                    11,668                -                  11,668
   Asset impairment                            3,197 (d)            -                   3,197
   Depreciation and amortization              29,765              907                  30,672
                                           ---------         --------               ---------
Total operating expenses                     232,785              589                 233,374
                                           ---------         --------               ---------
Income from operations                     $  35,331         $ 10,289               $  45,620
                                           =========         ========               =========

Operating data:
 Occupancy                                      63.8%
 Average daily room rate                   $   97.11
 RevPAR                                    $   61.96

(a) Represents management revenues derived from the 17 non-collateral hotels and the 14 managed hotels.

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

(d) Represents difference between net book value, less selling costs, for the Holiday Inn Denver Northglenn, Colorado and its estimated selling price.

                    TRAILING 12 MONTHS ENDED OCTOBER 3, 2003

                                            2002            Management                 Total
                                          Collateral        Operations              Restricted
                                         Hotels (30)          Groups                   Group
                                         -----------        ----------              ----------
Statement of operations data:
Operating revenues                         $ 265,715         $ 10,047  (a)          $ 275,762
Operating expenses:
   Direct operating costs and
     expenses                                 97,316                -                  97,316
   General, administrative, sales
     and management expenses (b)              87,443             (233) (c)             87,210
   Repairs and maintenance                    11,224                -                  11,224
   Depreciation and amortization              30,427              574                  31,001
                                           ---------         --------               ---------
Total operating expenses                     226,410              341                 226,751
                                           ---------         --------               ---------
Income from operations                     $  39,305         $  9,706               $  49,011
                                           =========         ========               =========

Operating data:
 Occupancy                                     62.9%
 Average daily room rate                     $ 95.15
 RevPAR                                      $ 59.85

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of October 1, 2004:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                            Fair
                                                                                                  There-                    Value
                                       2004(d)     2005        2006        2007         2008      After        Total         (e)
Long-Term Debt(a)
 $510 Million 1st Mortgage Notes       $    -     $    -      $    -     $     -      $     -    $   499      $   499      $   559
    Average interest rate (b)             8.9%       8.9%        8.9%        8.9%         8.9%       8.9%         8.9%

 Other fixed-rate debt obligations     $    7     $    8      $   29     $    42      $    54    $    93      $   233      $   241
    Average interest rate (b)             8.6%       8.6%        8.0%        8.5%         8.5%       8.9%         8.6%

 Other variable-rate debt obligations  $    1     $    1      $    9       $   -      $    24     $    -      $    35      $    35
    Average interest rate (c)             5.1%       5.1%        5.1%        5.1%         5.1%       5.1%         5.1%

(a)   Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 1, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  Legal Proceedings

            Not Applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            Not Applicable

ITEM 3.  Defaults Upon Senior Securities

            Not Applicable

ITEM 4.  Submission of Matters to a Vote of Securities Holders

            Not Applicable

ITEM 5.  Other Information

            Not Applicable

ITEM 6.  Exhibits

            See Exhibit Index

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

                               JOHN Q. HAMMONS HOTELS, L.P.

                               By:    John Q. Hammons Hotels, Inc.
                                      its General Partner

                               By:    /s/    John Q. Hammons
                                  ----------------------------------------
                                      John Q. Hammons, Chairman,
                                      Founder, and Chief Executive Officer

                               By:    /s/    Paul E. Muellner
                                  ----------------------------------------
                                      Paul E. Muellner, Chief Financial Officer
                                      (Principal Financial Officer)

                               JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III

                               By:    /s/    John Q. Hammons
                                  ----------------------------------------------
                                      John Q. Hammons, Chairman,
                                      Founder, and Chief Executive Officer

                               By:    /s/    Paul E. Muellner
                                  ----------------------------------------------
                                      Paul E. Muellner, Chief Financial Officer
                                      (Principal Financial Officer)

Dated: November 12, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                              TITLE
-----------     ------------------------------------------------------------
31.1            Rule 13a-15(e)/15d-15(e) Certification of general partner's
                Chief Executive Officer

31.2            Rule 13a-15(e)/15d-15(e) Certification of general partner's
                Chief Financial Officer

32              Section 1350 Certification of general partner's Chief Executive
                Officer and Chief Financial Officer