Form 10-Q
period 2005-04-01
HAMMONS JOHN Q FINANCE CORP III; HAMMONS JOHN Q HOTELS LP
filed 2005-05-13
CIK 1174802, 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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
                                 (000's omitted)

                                     ASSETS

                                                                                    APRIL 1, 2005  DECEMBER 31, 2004
                                                                                    -------------  -----------------
                                                                                     (unaudited)
CURRENT ASSETS:
    Cash and equivalents                                                             $    52,118      $    41,044

    Restricted cash                                                                        1,852           10,206

    Marketable securities                                                                 18,422           22,332

    Receivables:
      Trade, less allowance for doubtful accounts of $231 in 2005 and 2004                12,764            7,250
      Other                                                                                  272              277
      Management fees - related party                                                        365              265

    Inventories                                                                            1,235            1,091

    Prepaid expenses and other                                                             3,055            4,343

    Assets held for sale                                                                       -            4,300
                                                                                     -----------      -----------

      Total current assets                                                                90,083           91,108
                                                                                     -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                 61,123           60,553
    Buildings and improvements                                                           717,859          717,870
    Furniture, fixture and equipment                                                     342,390          342,214
    Construction in progress                                                              10,461                -
                                                                                     -----------      -----------

                                                                                       1,131,833        1,120,637

    Less-accumulated depreciation and amortization                                      (447,480)        (436,196)
                                                                                     -----------      -----------

                                                                                         684,353          684,441

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $23,751 and $20,376 of restricted cash as of April 1, 2005
    and December 31, 2004, respectively                                                   44,015           40,950
                                                                                     -----------      -----------

TOTAL ASSETS                                                                         $   818,451      $   816,499
                                                                                     ===========      ===========

         See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                               APRIL 1, 2005      DECEMBER 31, 2004
                                                               -------------      -----------------
                                                                (unaudited)
LIABILITIES:

    Current portion of long-term debt                            $   7,212           $  25,719

    Accounts payable                                                 3,995               8,172

    Accrued expenses:
      Payroll and related benefits                                   7,607               9,601
      Sales and property taxes                                      11,414              12,053
      Insurance                                                      2,905               2,789
      Interest                                                      17,040               6,106
      Utilities, franchise fees and other                           10,942              10,115

    Accrued distribution                                             5,675                   -
                                                                 ---------           ---------
        Total current liabilities                                   66,790              74,555

    Long-term debt                                                 738,421             739,485
    Other obligations                                                3,345               3,328
                                                                 ---------           ---------
        Total liabilities                                          808,556             817,368
                                                                 ---------           ---------

COMMITMENTS AND CONTINGENCIES

REFUNDABLE EQUITY                                                      975                 655
                                                                 ---------           ---------

PARTNERS' EQUITY (DEFICIT):
    Contributed capital                                             97,045              96,844
    Partners' and other deficits, net                              (88,046)            (98,327)
    Accumulated other comprehensive loss                               (79)                (41)
                                                                 ---------           ---------
        Total partners' equity (deficit)                             8,920              (1,524)
                                                                 ---------           ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                 $ 818,451           $ 816,499
                                                                 =========           =========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (000's omitted)

                                                                                      THREE MONTHS ENDED
                                                                                APRIL 1, 2005     APRIL 2, 2004
                                                                                -------------     -------------
REVENUES:
    Rooms                                                                       $      68,550     $      67,023
    Food and beverage                                                                  29,200            28,660
    Meeting room rental, related party management fee and other                        13,683            13,603
                                                                                -------------     -------------
      Total revenues                                                                  111,433           109,286
                                                                                -------------     -------------

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                            16,832            16,394
      Food and beverage                                                                21,577            20,905
      Other                                                                               440               586

    General, administrative, sales and management service expenses                     35,691            34,610

    Repairs and maintenance                                                             4,785             4,475

    Depreciation and amortization                                                      11,447            11,489
                                                                                -------------     -------------

      Total operating expenses                                                         90,772            88,459
                                                                                -------------     -------------

INCOME FROM OPERATIONS                                                                 20,661            20,827

OTHER EXPENSE:
    Interest expense and amortization of deferred financing fees, net
      of $362 and $117 of interest income in 2005 and 2004, respectively               15,939            16,527
    Extinguishment of debt costs                                                          234                 -
                                                                                -------------     -------------

INCOME FROM CONTINUING OPERATIONS                                                       4,488             4,300
    Income from discontinued operations                                                10,834                79
                                                                                -------------     -------------

NET INCOME                                                                      $      15,322     $       4,379
                                                                                =============     =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                REFUNDABLE EQUITY AND PARTNERS' EQUITY (DEFICIT)
                                 (000's omitted)

                                                                      CONTRIBUTED     PARTNERS' AND OTHER
                                                                        CAPITAL         EQUITY (DEFICIT)     Accumulated
                                                                   -----------------  --------------------      Other
                                        Comprehensive  Refundable  General   Limited   General    Limited   Comprehensive
                                        Income (loss)    Equity    Partner  Partners   Partner   Partners       Loss         Total
                                        -------------  ----------  -------  --------  ---------  ---------  -------------  ---------
BALANCE, December 31, 2004                             $      655  $96,844    $  -    $(98,327)  $     -     $      (41)   $ (1,524)
Distributions                                                   -        -       -         (33)   (5,675)             -      (5,708)
Issuance of general partner's Treasury
     Stock                                                      -      201       -         667         -              -         868
Net income                               $   15,322             -        -       -       6,989     8,333              -      15,322
Refundable equity contribution                                320        -       -           -         -              -           -
Unrealizable depreciation on
     marketable securities                      (38)            -        -       -           -         -            (38)        (38)
                                         ----------
Comprehensive income                     $   15,284
                                         ==========    ----------  -------    ----    --------   -------     ----------    --------
BALANCE, April 1, 2005                                 $      975  $97,045    $  -    $(90,704)  $ 2,658     $      (79)   $  8,920
                                                       ==========  =======    ====    ========   =======     ==========    ========
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (000's omitted)

                                                                                       THREE MONTHS ENDED
                                                                                  APRIL 1, 2005   APRIL 2, 2004
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $     15,322    $      4,379

   Adjustment to reconcile net income to cash provided by operating activities:
         Depreciation, amortization and loan cost amortization                          11,918          12,376
         Gain on sale of property and equipment                                        (11,161)              -
         Extinguishment of debt costs                                                      234               -

   Changes in certain assets and liabilities:
         Restricted cash                                                                  (831)           (454)
         Receivables                                                                    (5,813)         (4,326)
         Inventories                                                                      (157)            (82)
         Prepaid expenses and other                                                      1,288           2,216
         Accounts payable                                                               (4,177)         (1,703)
         Accrued expenses                                                                9,244          12,468
         Other obligations                                                                  17             122
                                                                                  ------------    ------------
               Net cash provided by operating activities                                15,884          24,996
                                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and equipment                                           (11,252)         (2,618)
         Proceeds from sale of property and equipment                                   15,739               -
         Franchise fees, long-term restricted cash and other                             5,567          (1,361)
         Sale of marketable securities                                                   3,872             133
                                                                                  ------------    ------------
               Net cash provided by (used in) investing activities                      13,926          (3,846)
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from borrowings                                                       31,000               -
         Proceeds from issuance of Treasury Stock                                          868             169
         Repayments of debt                                                            (50,571)         (2,132)
         Distributions to partners                                                         (33)            (30)
                                                                                  ------------    ------------
               Net cash used in financing activities                                   (18,736)         (1,993)
                                                                                  ------------    ------------

         Increase in cash and equivalents                                               11,074          19,157

CASH AND EQUIVALENTS, beginning of period                                               41,044          23,790
                                                                                  ------------    ------------
CASH AND EQUIVALENTS, end of period                                               $     52,118    $     42,947
                                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                                         $      5,087    $      5,648
                                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   UNREALIZED (DEPRECIATION) APPRECIATION OF MARKETABLE SECURITIES                $        (38)   $          3
                                                                                  ============    ============

   ACCRUED DISTRIBUTION                                                           $      5,675    $          -
                                                                                  ============    ============

   FINANCING COSTS FUNDED BY LIMITED PARTNERS                                     $        320    $          -
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

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004, which included financial statements for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper, corporate bonds and governmental agency obligations which mature or will be available for use in operations in 2005. These securities are valued at current market value. As of April 1, 2005 and December 31, 2004, unrealized holding losses were approximately $79,000 and $41,000, respectively, and are included as a separate component of partners' equity (deficit) until realized.

      3.    ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

      Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. As of April 1, 2005, we have redeemed approximately 955,000 Partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as outlined by our Partnership Agreement. As a result, in 2005 and 2004, Mr. Hammons' limited partnership interest was approximately 75% and 76%, while our general partner's interest was approximately 25% and 24%, respectively.

      In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of April 1, 2005, distributions of $5.7 million were accrued for income taxes in accordance with the Partnership Agreement. No such distributions were required for the three months ended April 2, 2004. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

      We distribute amounts to our general partner for state franchise taxes. We distributed $33,000 as of April 1, 2005.

      4.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

      5.    DISCONTINUED OPERATIONS

      The results of operations of the Holiday Inn Emeryville, California (sold in January 2005) are included in discontinued operations for the three months ended April 1, 2005 and the three months ended April 2, 2004. Also included in discontinued operations for 2004 period are the results of operations of the Holiday Inn Bakersfield, California (sold in August
      2004) and the Holiday Inn Northglenn, Colorado (sold in December 2004). Condensed financial information for these hotels included in discontinued operations is as follows:

                                                   Three Months Ended
                                                     (in thousands)
                                            April 1, 2005     April 2, 2004
                                            -------------     -------------
Revenues                                       $    425           $ 5,090
                                               --------           -------
Operating expenses:
  Direct operating cost and expenses                390             2,151
  General, administrative, sales and
     management service expenses                    193             1,747
  Repairs and maintenance                            37               231
  Depreciation and amortization                       1               442
                                               --------           -------
     Total operating expenses                       621             4,571
                                               --------           -------

Operating income (loss)                            (196)              519

Other income (expense):
  Allocated interest expense                       (131)             (440)
  Gain on sale                                   11,161                 -
                                               --------           -------

Income from discontinued operations            $ 10,834           $    79
                                               ========           =======



      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RECENT EVENTS

      Our general partner has announced over the past several months that it and Mr. Hammons have been engaged in discussions with parties regarding a possible merger transaction. Our general partner's board of directors appointed a special committee, or the Special Committee, composed solely of outside independent directors to conduct all negotiations on its behalf. On April 29, 2005, our general partner announced that it and John
      Q. Hammons have agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through May 24, 2005, regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our general partner's Class A shares would be purchased for $24.00 cash per share. Although the parties continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

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

      We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. In August 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

      Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Oklahoma City, Oklahoma; Junction City, Kansas; North Charleston, South Carolina; Springfield, Missouri; Frisco, Texas and Albuquerque, New Mexico, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri and Hampton, Virginia.

      RESULTS OF OPERATIONS

      The following discussion and analysis addresses results of operations for the three month periods ended April 1, 2005 (which we refer to as the 2005 Quarter) and April 2, 2004 (which we refer to as the 2004 Quarter). The results of operations for the 2005 Quarter are not indicative of the results to be expected for the full year.

      Total revenues from continuing operations for the 2005 Quarter increased $2.1 million, or 1.9%, compared to the 2004 Quarter, primarily as a result of an increase in our average daily room rate of approximately 6.5% to $107.65, from the 2004 Quarter.

      Rooms revenues from continuing operations increased $1.6 million, or 2.4%, from the 2004 Quarter, and as a percentage of total revenues increased to 61.6% from 61.3%. The increase was attributable to the increase in our average room rate to $107.65, compared to the 2004 Quarter average room rate of $101.12. This increase was partially offset by a decrease in our occupancy for the 2005 Quarter by 3.9% or 2.6 percentage points to 64.5% from 67.1% in the 2004 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $90.25 in the 2005 Quarter, up 4.2% from the 2004 Quarter. Occupancy for the hotel industry was 58.4% in the 2005 Quarter, up 2.8% from the 2004 Quarter. Our Revenue Per Available Room, or RevPAR, was $69.41 in the 2005 Quarter, up 2.3% from $67.84 in the 2004 Quarter. RevPAR for the hotel industry in the 2005 Quarter was $52.74, up 7.2% from the 2004 Quarter.

      Food and beverage revenues from continuing operations increased by $0.5 million, or 1.7%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues to 26.2% from 26.3%. The dollar increase was due to increased banquet revenues related to an increase in the association and small group market segments of our business.

      Meeting room rental, related party management fee and other revenues from continuing operations increased $0.1 million, or 0.7%, from the 2004 Quarter, but decreased slightly as a percentage of revenues to 12.3% from 12.4%. The dollar increase was primarily related to related party management fees, partially offset by decreased telephone revenues.

      Rooms operating expenses from continuing operations increased by $0.4 million, or 2.4%, compared to the 2004 Quarter, but remained stable as a percentage of rooms revenues at 24.5%. The dollar increase was primarily attributable to costs involved in compliance with revisions in selected franchise standards, including such items as the purchase of new linens for certain hotels.

      Food and beverage operating expenses from continuing operations increased $0.7 million, or 3.3%, compared to the 2004 Quarter and increased as a percentage of food and beverage revenues to 74.0% from 72.8%. The increase was attributable to increased labor and food costs directly related to higher sales volumes, discussed above.

      Other operating expenses from continuing operations decreased slightly by $0.2 million, compared to the 2004 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 2.9% from 4.4%.

      General, administrative, sales and management service expenses from continuing operations increased $1.1 million, or 3.2%, over the 2004 Quarter, and increased as a percentage of total revenues to 32.0% from 31.7%. The increase was primarily attributable to increases in costs associated with administrative and sales and marketing compensation, credit card commissions, franchise frequent travel programs, utilities and franchise fees, partially offset by a decrease in insurance costs.

      Repairs and maintenance expenses from continuing operations increased by $0.3 million, or 6.7%, and increased slightly as a percentage of revenues, to 4.3%, from 4.1% in the 2004 Quarter, as a result of increased compensation costs and maintenance projects.

      Depreciation and amortization expenses from continuing operations decreased $0.1 million, or 0.9%, compared to the 2004 Quarter, and decreased as a percentage of revenues to 10.2% from 10.5%. The decrease is primarily attributable to our cessation of new development in 2000.

      Income from operations decreased by $0.1 million, or 0.5%, and decreased slightly as a percentage of revenues to 18.6% from 19.0% in the 2004 Quarter, as the result of costs in a number of areas that increased at a higher rate than revenues, as noted in the discussion above.

      Income from continuing operations increased slightly, by $0.2 million, or 4.7%, and increased as a percentage of total revenues to 4.0% from 3.9% in the 2004 Quarter, primarily as a result of lower interest expense, partially offset by extinguishment of debt costs of $0.2 million in the 2005 Quarter.

      Net income was $15.3 million in the 2005 Quarter, compared to $4.4 million in the 2004 Quarter, primarily related to the sale of the Holiday Inn Emeryville, California, which resulted in an $11.2 million gain recorded in discontinued operations.

      LIQUIDITY AND CAPITAL RESOURCES

      In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

      At April 1, 2005, we had $52.1 million of cash and equivalents and $18.4 million of marketable securities, compared to $41.0 million and $22.3 million, respectively, at the end of fiscal 2004. Such amounts are available for our working capital requirements, capital expenditures and debt service. At April 1, 2005, and December 31, 2004, we had current restricted cash reserves of $1.9 million and $10.2 million, and long-term restricted cash reserves of $23.8 million and $20.4 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

      Cash from operating activities decreased to $15.9 million for the 2005 Quarter, from $25.0 million for the 2004 Quarter, a decrease of $9.1 million, or 36.4%, primarily attributable to unfavorable changes in certain assets and liabilities.

      We incurred capital expenditures of $11.3 million in the 2005 Quarter, compared to $2.6 million in the 2004 Quarter. This increase was directly attributable to the costs associated with the conversion of our Ft. Collins, Colorado Holiday Inn to a Hilton and our Holiday Inn West Des Moines, Iowa to a Sheraton. In addition, the 2005 Quarter includes costs associated with significant capital improvement projects at our Holiday Inn in Sacramento and our Embassy Suites in Monterey, California, included in our previously-announced 2005 anticipated capital expenditures of $43.5 million.

      At April 1, 2005, our total debt was $745.6 million compared with $765.2 million at the end of fiscal 2004. The decrease of $19.6 million is primarily attributable to the reduction of long-term debt from scheduled principal payments and the use of proceeds from the sale of certain hotels discussed below. The current portion of long-term debt was $7.2 million at the end of the 2005 Quarter, compared to $25.7 million at the end of 2004.

      On January 27, 2005, we completed the sale of a Holiday Inn property located in Emeryville, California. This hotel property served as collateral under the 2002 First Mortgage Notes. Under the terms of these indentures, we provided replacement collateral in accordance with the indenture provisions, as discussed below.

      On February 23, 2005, we utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

      On January 7, 2005, we completed a $31.0 million refinancing on one of our properties. In connection with this refinancing Mr. Hammons personally paid $975,000 for various related costs and expenses. Our general partner's Board of Directors determined that we will repay Mr. Hammons $975,000 for costs incurred with the refinancing, if we continue to own this property in one year. If we were to transfer this property to Mr. Hammons within the next year in connection with a sale or merger (as discussed in Recent Events above), however, we will not pay Mr. Hammons for these costs. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity.

      We expect 2005 capital requirements estimated at $43.5 million (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties), to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

      NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

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

      We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substitutive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

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

      We are self-insured for various levels of general liability and auto, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

      We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

      FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains "forward-looking statements" within the meaning of
      Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

            - General economic conditions, including the speed and strength of the current economic recovery;

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

      These risks are uncertainties and, along with the risk factors discussed in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or revised publicly any forwarding-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

      SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

      The following tables set forth, as April 1, 2005 and April 2, 2004, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                     TRAILING 12 MONTHS ENDED APRIL 1, 2005

                                                2002        Management       Total
                                             Collateral     Operations     Restricted
                                             Hotels(d)        Groups         Group
                                             ----------     ----------     ----------
Statement of operations data:
Operating revenues                           $  271,506     $    9,905(a)  $  281,411
Operating expenses:
   Direct operating costs and
     expenses                                    97,511              -         97,511
   General, administrative, sales
     and management service expenses (b)         93,875            937(c)      94,812
   Repairs and maintenance                       12,324              -         12,324
   Depreciation and amortization                 31,368            993         32,361
                                             ----------     ----------     ----------
Total operating expenses                        235,078          1,930        237,008
                                             ----------     ----------     ----------
Income from operations                       $   36,428     $    7,975     $   44,403
                                             ==========     ==========     ==========

Operating data:

 Occupancy                                         64.3%
 Average daily room rate                     $    99.29
 RevPAR                                      $    63.85

      (a) Represents management revenues derived from the non-collateral hotels including partial period revenues for Bakersfield, California (sold in August 2004) and the managed hotels.

      (b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

      (c) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

      (d) Represents operating data for the 29 hotels serving as collateral as of April 1, 2005.

                     TRAILING 12 MONTHS ENDED APRIL 2, 2004

                                                2002        Management       Total
                                             Collateral     Operations     Restricted
                                             Hotels(d)        Groups         Group
                                             ----------     ----------     ----------
Statement of operations data:
Operating revenues                           $  262,697     $   10,410(a)  $  273,107
Operating expenses:
   Direct operating costs and
     expenses                                    96,520              -         96,520
   General, administrative, sales
     and management service expenses (b)         86,238           (301)(c)     85,937
   Repairs and maintenance                       11,339              -         11,339
   Depreciation and amortization                 29,434            822         30,256
                                             ----------     ----------     ----------
Total operating expenses                        223,531            521        224,052
                                             ----------     ----------     ----------
Income from operations                       $   39,166     $    9,889     $   49,055
                                             ==========     ==========     ==========

Operating data:

 Occupancy                                         63.5%
 Average daily room rate                     $    95.41
 RevPAR                                      $    60.59

      (a) Represents management revenues derived from the non-collateral hotels and the managed hotels.

      (b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

      (c) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

      (d) Represents operating data for the 30 hotels serving as collateral as of April 2, 2004.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of April 1, 2005:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                    Fair
                                                                                                There-              Value
                                             2005(d)      2006      2007      2008     2009     After      Total     (e)
Long-Term Debt(a)

$510 Million First Mortgage Notes            $     -     $   -     $   -     $   -    $   -     $  499     $ 499    $ 535-
   Average interest rate(b)                      8.9%      8.9%      8.9%      8.9%     8.9%       8.9%      8.9%     540

Other fixed-rate debt obligations            $     6     $  27     $  41     $  25    $   5     $  108     $ 212    $ 203
   Average interest rate(b)                      8.0%      7.7%      8.3%      8.0%     8.2%       7.9%      8.0%

Other variable-rate debt obligations         $     1     $  10     $   1     $  23    $   -     $    -     $  35    $  35
   Average interest rate(c)                      5.9%      5.9%      5.9%      5.9%       -%         -%      5.9%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 1, 2005 that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (d) The 2005 balances include actual and projected principal repayments and weighted average interest rates.

      (e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes and other fixed rate debt obligations. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $8 million.

      ITEM 4. CONTROLS AND PROCEDURES.

            Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 1, 2005. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      PART II. OTHER INFORMATION AND SIGNATURES

      ITEM 1. Legal Proceedings

      Two class action lawsuits were filed against our general partner last fall in the Court of Chancery of the State of Delaware in and for New Castle
      County: Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John
      Q. Hammons Hotels Inc., et al, filed October 19, 2004, and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both actions originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. On May 6, 2005, our general partner filed a motion to dismiss. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

      We are party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our consolidated financial position, results of operations or cash flows.

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

                             JOHN Q. HAMMONS HOTELS, L.P.

                             By: John Q. Hammons Hotels, Inc.
                                 its General Partner

                             By: /s/ John Q. Hammons
                                ------------------------------------
                                 John Q. Hammons, Chairman,
                                 Founder, and Chief Executive Officer

                             By: /s/ Paul E. Muellner
                                ------------------------------------
                                 Paul E. Muellner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

                             JOHN Q. HAMMONS HOTELS FINANCE
                             CORPORATION III

                             By: /s/ John Q. Hammons
                                --------------------------------------------
                                 John Q. Hammons, Chairman,
                                 Founder, and Chief Executive Officer

                             By: /s/ Paul E. Muellner
                                --------------------------------------------
                                 Paul E. Muellner, Executive Vice
                                 President and Chief Financial Officer
                                 (Principal Financial Officer)

Dated: May 13, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.                                TITLE
  31.1           Rule 13a-14(a)/15d-14(a) Certification of the general partner's Chief
                 Executive Officer

  31.2           Rule 13a-14(a)/15d-14(a) Certification of the general partner's Chief
                 Financial Officer

    32           Section 1350 Certification of the general partner's Chief Executive Officer and Chief Financial Officer